Form 10-Q
period 1996-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1996-11-14
CIK 898805

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                ----------------------


                                      FORM 10-Q
 (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
         For the quarter ended September 30, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ____ to____

                               Commission file number:
                                      0000898805
                               ------------------------

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                                         68-0277743
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                            1445 McDowell Boulevard North
                              Petaluma, California 94954
                                    (707) 794-7700
               (Address, including zip code, of Registrant's principal
         executive offices and telephone number, including area code)

                                ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes      No _X_
                                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                    Class                                November 5, 1996
         ----------------------------                    ----------------
         Common Stock, $0.01 par value                       32,599,364



--------------------------------------------------------------------------------
This report on Form 10-Q, including all exhibits, contains 28 pages. The exhibit index is located on page 22.

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                                 REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                  TABLE OF CONTENTS



                                                                          PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995.................. 3
              Condensed Consolidated Statements of Operations
                  Three months and nine months ended September 30,
                    1996 and 1995........................................... 4
              Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995............. 5
              Notes to Condensed Consolidated Financial Statements.......... 6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results  of Operations.......................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................19
Item 2.  Changes in Securities..............................................20
Item 3.  Defaults upon Senior Securities....................................20
Item 4.  Submission of Matters to a Vote of Security Holders................20
Item 5.  Other Information..................................................21
Item 6.  Exhibits and Reports on Form 8-K...................................22

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)



                                                                        September 30,   December 31,
                                                                            1996            1995
                                                                         -------------   ------------

ASSETS
  Current Assets:
    Cash and cash equivalents, including restricted cash                $      6,737   $     11,118
       of $150 and $1,730, respectively
    Accounts receivable, net                                                  23,593         10,993
    Inventories, net                                                          18,073         10,149
    Deferred income taxes                                                      5,970            -
    Other current assets                                                         587            132
                                                                        ------------   ------------
      Total current assets                                                    54,960         32,392

  Property and equipment, net                                                  6,104          1,828
  Other assets                                                                 4,059          2,460
                                                                        ------------   ------------
      TOTAL ASSETS                                                      $     65,123         36,680
                                                                        ------------   ------------
                                                                        ------------   ------------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
    Bank Borrowings                                                     $     14,806   $        -
    Accounts payable                                                           8,308          7,121
    Accrued liabilities                                                        7,065          6,501
                                                                        ------------   ------------
       Total current liabilities                                              30,179         13,622

  Long-term liabilities                                                          646          1,046

  Redeemable convertible preferred stock                                      39,317         37,777

  Commitments and contingencies

  Stockholders' equity (deficit):
    Common stock, $0.01 par value; 100,000,000 and 84,654,184
       shares authorized in 1996 and 1995, respectively;
       6,194,852 and 5,015,168 shares issued and outstanding
       in 1996 and 1995, respectively                                             62             50
    Additional paid-in capital                                                 6,823         (2,248)
    Notes receivable from stockholders                                          (176)          (176)
    Accumulated deficit                                                      (11,728)       (13,391)
                                                                        ------------   ------------

       Total Stockholders' (deficit)                                          (5,019)       (15,765)
                                                                        ------------   ------------

       TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
        PREFERRED STOCK, AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                                $     65,123        $36,680
                                                                        ------------   ------------
                                                                        ------------   ------------


        See Accompanying Notes to Condensed Consolidated Financial Statements

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)





                                                     Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                 ------------------------    ------------------------
                                                    1996          1995          1996          1995
                                                 ----------    ----------    ----------    ----------

Revenues                                         $   35,012    $   15,548    $   88,784    $   34,793
Cost of revenues                                     19,737         9,837        50,794        21,758
                                                 ----------    ----------    ----------    ----------
         Gross profit                                15,275         5,711        37,989        13,035
                                                 ----------    ----------    ----------    ----------

Operating expenses:
    Research and development                          4,141         1,406        10,035         3,670
    Selling, general, and administrative              5,608         2,471        13,509         6,433
    DSC litigation costs                                -             324        18,947         1,074
                                                 ----------    ----------    ----------    ----------
         Total operating expenses                     9,749         4,201        42,491        11,177
                                                 ----------    ----------    ----------    ----------

         Operating income (loss)                      5,526         1,510        (4,502)        1,858

Other income (expense):
    Equity in loss of joint venture                     -            (526)         (167)       (1,068)
    Other income, net                                  (338)           (4)         (272)           37
                                                 ----------    ----------    ----------    ----------
         Income (loss) before income taxes            5,188           980        (4,941)          827

Income taxes (benefit)                                1,984            39        (6,604)           41
                                                 ----------    ----------    ----------    ----------

         Net Income                              $    3,204    $      941    $    1,663           786
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------

                                                 ----------    ----------    ----------    ----------
Pro forma net income per share                   $     0.10    $     0.03    $     0.06    $     0.03
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------

Shares used in per share computations                30,533        28,024        30,058        26,723
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------


               See Accompanying Notes to Condensed Financial Statements

                          ADVANCED FIBRE COMMUNICATIONS
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                               1996           1995
                                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $   1,663      $     786
   Adjustments to reconcile net income to net cash
    used in operating activities:
       Noncash portion of litigation settlement                               12,807            -
       Deferred income taxes                                                  (6,760)           -
       Depreciation and amortization                                             583            211
       Equity in loss of joint venture                                           392          1,068
       Changes in operating assets and liabilities:
           Accounts receivable                                               (12,132)        (5,510)
           Inventories                                                        (6,435)        (3,899)
           Accounts payable                                                    1,111          4,322
           Other, including other current assets and liabilities               2,063          1,816
                                                                            ----------     ----------
               NET CASH USED IN OPERATING ACTIVITIES                          (6,708)        (1,206)
                                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of technology license                                             -           (1,000)
   Purchase of property and equipment                                         (4,555)          (489)
   Advances to joint venture                                                    (167)        (1,068)
   Business acquisition, net of cash acquired                                   (783)           -
                                                                            ----------     ----------
               NET CASH USED IN INVESTING ACTIVITIES                          (5,505)        (2,557)
                                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings, net                                         14,806            -
   Prepayment of long-term portion of litigation settlement                   (7,064)           -
   Proceeds from issuance of redeemable convertible preferred stock              -           14,539
   Proceeds from exercise of common stock options and warrants                    90          1,448
                                                                            ----------     ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,832         15,987
                                                                            ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (4,381)        12,224

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                11,118          3,858
                                                                            ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   6,737      $  16,082
                                                                            ----------     ----------
                                                                            ----------     ----------


NONCASH FINANCING AND INVESTING ACTIVITIES:
   Issuance of preferred stock for business acquisition                        1,540            -
   Issuance of common stock for notes receivable                                 -              176
   Deferred portion of technology license fee                                    -            1,500



               See Accompanying Notes to Condensed Financial Statements

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the period ended December 31, 1995, contained in the Company's registration statement on Form S-1.

    The consolidated financial statements include Advanced Fibre
    Communications, Inc., and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and accounts have been eliminated.

    The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year.

NOTE 2   INVENTORIES

    Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                            September 30,  December 31,
                                                1996           1995
                                             -------------  ------------
         Raw materials                        $  6,275       $  5,155
         Work-in-progress                          620            899
         Finished goods                         11,178          4,095
                                               -------        -------
                                              $ 18,073       $ 10,149
                                               -------        -------

NOTE 3   JOINT VENTURES

    ADVANCED ACCESS LABS
    During fiscal 1994, the Company entered into a joint venture partnership, Advanced Access Labs, with a stockholder. The joint venture designed and developed a product to allow telephone services to be provided over existing cable TV coaxial systems as well as other transmission media. The Company contributed the right to use its technology in exchange for a 50% ownership in the joint venture partnership. In the second quarter of 1995, the Company loaned $1,000,000 to the joint venture, and in 1995 and 1996, the Company made other net advances to the joint venture. The Company has recorded its proportionate share of the joint venture's losses to the extent of the Company's loans and advances therein. As a consequence, the Company's loans and advances to the joint venture have been reduced to zero. During the first quarter of 1996, the Company and the joint venture partner entered into discussions to dissolve the joint venture. The joint venture partner would receive a development license and certain market rights, principally in the cable television market, in exchange for which the Company would receive royalties and reimbursement of all loans and advances made to the joint venture to date, which totaled $1,683,000 as of September 30, 1996. If a definitive agreement is signed on these proposed terms, the Company will record the reimbursement of loans and advances as a gain.

    Condensed financial information of Advanced Access Labs is summarized below (in thousands):


                                            September 30,  December 31,
                                                1996           1995
                                             -------------  ------------
         Total current assets                $     635      $     800
         Noncurrent assets                       1,601          1,791
         Current liabilities                     5,616          4,646
         Partners' (deficit)                    (3,380)        (2,055)
         Net loss - three months ended             -              -
         Net loss - nine months ended            1,325            -


    AFTEK HONG KONG
    On April 11, 1996, the Company acquired all of the outstanding shares of AFTEK Hong Kong, of which the Company had previously been a 49% stockholder. AFTEK Hong Kong is a holding company that owns 60% of a joint venture, AFTEK Hangzhou, that is licensed to manufacture and sell the Company's telecommunications equipment in China. Total consideration consisted of the following (in thousands):

    Issuance of Series F preferred stock                    $   1,540
    Cash paid to retire note payable                              939
    Acquisition costs incurred                                     79
                                                             ---------
                                                            $   2,558
                                                             ---------

    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $932,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 5 years.

    On August 10, 1996, AFTEK Hong Kong and its joint venture partner agreed to liquidate AFTEK Hangzhou. The partners appointed a liquidation committee to facilitate the liquidation procedures and to ensure that the liquidation is completed in accordance with the relevant stipulations contained in the joint venture agreement. A provision of $225,000 reflecting a reduction in the net realizable value of AFTEK Hong Kong's interest in the joint venture's net assets to be distributed upon liquidation was recorded in the third quarter.


NOTE 4   BANK BORROWINGS

    The Company has a revolving line of credit with a bank providing for borrowings up to $12,000,000 at an interest rate of prime plus 0.5%. Borrowings under the line are secured by the Company's accounts receivable. The line of credit expires on November 15, 1996. The line of credit contains covenants that require the Company to maintain certain financial ratios. The borrowings outstanding as of September 30, 1996 of $7,700,000 were repaid in October 1996 with a portion of the proceeds from the Company's initial public offering.

    In July 1996, the Company borrowed approximately $7,106,000 under a six-month term loan. The proceeds from the loan were used to pay the remaining obligations under the DSC litigation settlement (See Note 6).
    The loan bears interest at 5.75% and has a $4.0 million compensating balance requirement. The loan was repaid in October 1996 with a portion of the Company's initial public offering.

NOTE 5   REDEEMABLE CONVERTIBLE PREFERRED STOCK

    As of September 30, 1996, the Company had outstanding a total of 17,231,204 shares of redeemable convertible preferred stock. On October 4, 1996, upon the consummation of the initial public offering of the Company's common stock, all shares of redeemable convertible preferred stock were converted into a total of 18,717,463 shares of common stock.

NOTE 6   COMMITMENTS AND CONTINGENCIES

    DSC
    From July 1993 until June 1996 the Company was involved in litigation with DSC Communications Corporation ("DSC"). DSC alleged, among other things, that the Company's Universal Modular Carrier 1000-TM- ("UMC") technology contained or was derived from trade secrets and other proprietary technology of DSC. The parties entered into a Settlement Agreement and Mutual Releases dated as of June 24, 1996 (the "Settlement Agreement") pursuant to which the litigation was terminated. Under the terms of the Settlement Agreement, the Company paid DSC $3,000,000 in June 1996 and $7,106,000 in July 1996, and issued 719,424 shares of common stock to DSC. The settlement amount was recorded during the first six months of 1996 as a charge of $15,807,000. Under the terms of the Settlement Agreement, AFC maintains all rights to the UMC technology free and clear of any claim by DSC.

    ITRI
    In 1995, a dispute arose among the Company, the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization in the telecommunications field, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due. Relying on certain provisions of the agreements entered into in September 1992 between the Company and ITRI to jointly develop products based upon the European Telecommunications Standards Institute ("ETSI") version of the UMC system (the "ITRI Agreements"), in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

    On July 9, 1996, the trustee custodian of the trust account containing the design documentation of the ASICs filed suit against the Company alleging, among other things, the wrongful discontinuance of the sale of ASICs as required by joint development agreements entered into by the parties in 1992. The trustee custodian seeks unspecified damages and the release of ASICs that were held in escrow.

    On July 30, 1996, the Company filed suit against ITRI and others alleging, among other things, breach of contract. The Company seeks damages, punitive damages and declaratory and injunctive relief. The Member Companies, in turn, filed counter suit on August 27, 1996 seeking, among other things, an injunction requiring further sale of the ASICs.

    On September 6, 1996, the court granted a temporary restraining order whereby the Company will be required to supply ASICs to ITRI during the ensuing months before the next hearing.

    The Company believes that it has meritorious defenses to the claims asserted by ITRI and the Member Companies and it intends to defend the litigation vigorously. The Company further believes that its claims against ITRI and the Member Companies are meritorious and the Company
    intends to vigorously pursue such claims.   However, due to the nature of
    the claims and because the proceedings are in the discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred.

    The Company is also party to other routine legal proceedings incidental to its business. The Company does not believe the ultimate resolution of the above pending litigation will have a material adverse effect on its consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results," are: (i) the limited history of operations and profitability of the Company, (ii) potential fluctuations in future operating results and seasonality, (iii) dependence on the telecommunications industry and small line-size market, (iv) risks associated with a concentrated product line, new products and rapid technological change, (v) dependence on sole-source and other key suppliers, (vi) dependence on a limited number of third party manufacturers and support organizations, (vii) risks associated with competition, (viii) risks associated with pending litigation, (ix) risks associated with limited protection of proprietary technology and risk of third-party claims of infringement, (x) risk of failure to manage expanding operations, (xi) customer concentration, (xii) risks associated with international markets, (xiii) dependence on key personnel, (xiv) compliance with regulations and industry standards and (xv) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

GENERAL

AFC designs, develops, manufactures, markets and supports the UMC system, a cost-effective, multi-feature digital loop carrier system developed to serve low density markets. The Company's UMC system is designed to enable telephone companies, cable companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber, coaxial cable and analog radio networks. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC in January 1994. The Company sells its product worldwide, primarily through its direct sales force in the domestic market, and through joint ventures, distributors and agents in international markets.

RESULTS OF OPERATIONS

REVENUES. Revenues increased $19.5 million, or 125%, from $15.5 million for the three months ended September 30, 1995 to $35.0 million for the comparable period of 1996. This increase was primarily the result of expansion of the Company's customer base and the introduction of new features in the UMC system. International revenues increased $3.8 million or 264.1%, from $1.4 million for the three months ended September 30, 1995 to $5.2 million for the comparable period of 1996, and represented 9.1% and 14.7% of total revenues during the respective periods.

For the nine months ended September 30, 1996, revenues increased $54.0 million, or 155%, from $34.8 million for 1995 to $88.8 million for 1996. As noted above, this increase was primarily the result of expansion of the Company's customer base and the introduction of new features in the UMC system. International revenues increased $6.9 million, or 137.5% from $5.0 million in the nine months ended September 30, 1995, to $11.9 million for the comparable period of 1996, and represented 14.4% and 13.4% of total revenues during the respective periods. ALLTEL Supply, Inc., an affiliate of ALLTEL, a major independent domestic telephone company, accounted for 20.4% and 10.9% of revenues in the first three quarters of 1995 and 1996, respectively. No other customer accounted for 10% or more of revenues in either period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT. Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty. Gross profit increased $9.6 million, or 167%, from $5.7 million for the three months ended September 30, 1995 to $15.3 million in the comparable period of 1996, and represented gross margins (as a percent of revenues) of 36.7% and 43.6% in such periods. For the nine months ended September 30, 1996, gross profit increased $25.0 million, or 191%, from $13.0 million for 1995 to $38.0 million in 1996, and represented gross margins of
37.5% and 42.8% in such periods.    The improvement in gross margins from the
three month and nine month periods in 1995 to 1996 was due to lower product costs resulting from engineering design improvements and greater efficiencies achieved in purchasing and manufacturing activities associated with higher unit volumes.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.7 million, or 195%, from $1.4 million for the three months ended September 30, 1995 to $4.1 million in the same period in 1996. As a percentage of revenues, research and development expenses increased from 9.0% for the three months ended September 30, 1995 to 11.8% in the comparable period of 1996. The increase resulted primarily from the hiring of additional personnel and the use of outside services for certain development efforts during 1996. The increase in research and development expenses was also attributable to higher costs for material and test equipment used to develop and test new products and features.

For the nine months ended September 30, 1996, research and development expenses increased $6.3 million, or 173%, from $3.7 million for the comparable period in 1995 to $10.0 million in 1996. As a percentage of revenues, research and development expenses increased from 10.5% for the nine months ended September 30, 1995 to 11.3% in the comparable period of 1996. The increase resulted from the hiring of additional personnel, the use of outside consultants for certain development efforts, facilities costs and material and test equipment for the development and testing of new products. The number of employees in research and development increased from 56 as of September 30, 1995 to 117 as of September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $3.1 million, or 127%, from $2.5 million for the three months ended September 30, 1995 to $5.6 million in the comparable period in 1996. As a percentage of revenues, selling, general and administrative expenses increased from 15.9% of revenues for the three months ended September 30, 1995 to 16.0% of revenues in the comparable period of 1996. Employee costs in the sales and marketing area increased from period to period reflecting the hiring of new employees and commissions earned by the Company's sales force as a result of higher revenue levels. Outside service costs also increased in 1996 due to costs of the third-party support organization that provides first-line technical assistance and post-sales support to the Company's customers and commissions paid to international sales representatives. The Company also increased its advertising and trade show participation in 1996. General and administrative expenses increased from the three months ended September 30, 1995 as compared with the same period in 1996 due to increases in the Company's administrative staff.

For the nine months ended September 30, 1996, selling, general and administrative expenses increased $7.1 million, or 110%, from $6.4 million for 1995 to $13.5 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased from 18.5% of revenues for the nine months ended September 30, 1995 to 15.2% of revenues in the comparable period of 1996. The increases in absolute dollars are attributed to increases in employee costs, commissions, outside services, travel and entertainment, facilities and advertising and trade shows.

DSC LITIGATION COSTS. Litigation expenses incurred in connection with the DSC litigation increased $17.8 million from $1.1 million for the nine months ended September 30, 1995 to $18.9 million in the comparable period of 1996. The increase was primarily attributable to the $15.8 million charge recorded in the second quarter of 1996 in connection with final settlement of the DSC litigation in such period. See Note 6 of Notes to Condensed Consolidated Financial statements.

EQUITY IN LOSS OF JOINT VENTURE. During each of the first three quarters of 1995 and the first quarter of 1996, the Company made advances to a joint venture in which the Company had a 50% ownership interest. In April 1995, the Company made a loan of $1.0 million to the joint venture. During the nine months ended September 30, 1995 and the first quarter of 1996, the Company recorded its proportionate share of the joint venture's losses to the extent of the loan and advances. As a result, the loan and intercompany receivables were reduced to zero on the Company's balance sheets as of December 31, 1995 and September 30, 1996. In the first quarter of 1996, the Company and the joint venture partner entered into discussions to dissolve the joint venture. Under the present draft of the agreement to dissolve the joint venture, the joint venture partner would receive a development license and certain market rights, principally in the cable television market, in exchange for which the Company would receive royalties, OEM revenues on certain products, and reimbursement of all loans and advances made to the joint venture, which totaled approximately $1.7 million at September 30, 1996. If a definitive agreement is signed on these proposed terms, the Company will record the reimbursement of loans and advances as a gain in the period in which the agreement is signed.

INCOME TAXES (BENEFIT). An income tax benefit of $6.6 million was recorded for the nine months ended September 30, 1996 to reflect the benefit of the DSC litigation settlement and the decrease in the valuation allowance recorded against the Company's deferred tax assets. As of September 30, 1996, the Company has recorded no valuation allowance against its deferred tax assets because management believes such assets are realizable. For the third quarter of 1996, the Company recorded income taxes at an effective rate that approximates the combined federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 1996 were $6.7 million. Included in cash and cash equivalents was approximately $150,000 held as collateral for bonds on certain contracts. In October 1996, the Company issued 5,175,000 shares of its common stock pursuant to an underwritten initial public offering, which generated approximately $119.1 million of net proceeds to the Company.

For the nine months ended, the Company used cash for operating activities of $6.7 million as receivables and inventories growth exceeded earnings before depreciation and amortization. Receivables were higher by $12.1 million in 1996 as a result of increased revenues. The $6.4 million growth in inventories is to support expected additional customer requirements.

Investing activities during the nine months ended September 30, 1996 included additions to property and equipment of $4.6 million. The Company continues to invest in capital equipment to support its employee growth and its research and development activities.

In April 1996, the Company purchased all of the stock outstanding in a 49%-owned subsidiary that had not previously been owned by the Company in exchange for 220,000 shares of the Company's Series F Preferred Stock and approximately $939,000 in cash. Such shares of Series F Preferred Stock were converted into 220,000 shares of the Company's common stock upon the consummation of the initial public offering on October 4, 1996.

In June 1996, as part of the DSC litigation settlement, the Company paid $3.0 million in cash and issued 719,424 shares of Common Stock to DSC. In July 1996, the Company borrowed approximately $7.1 million under a six-month term loan with a bank. The proceeds from the loan were used to pay the remaining obligations under the DSC litigation settlement. The loan bears interest at a rate of 5.75% and has a $4.0 million compensating balance requirement. The loan was repaid in October 1996 with a portion of the proceeds from the initial public offering.

In December 1995, the Company's bank line was increased from $5.0 million to $12.0 million. The bank line expires in November 1996. Under this line, the Company is able to borrow up to $12.0 million at an interest rate of prime plus 0.5%. The amount available to the Company for borrowing under the line is based upon the balance of eligible domestic accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million.
 The bank line requires the Company to comply with certain financial covenants. As of December 31, 1995, no borrowings were outstanding under the bank line. As of September 30, 1996, a total of $7.7 million was outstanding under the line, and $0.6 million was reserved for forward exchange contracts and letters of credit supporting bid and performance bonds on certain international transactions. The bank line was paid down in October 1996 with a portion of the proceeds from the initial public offering. The Company also has lease lines totaling $5.1 million that were used for equipment and furniture purchases. There were no amounts left available under the lease lines as of September 30, 1996.

The Company believes that the proceeds generated by the initial public offering, together with existing sources of liquidity and cash anticipated to be provided by operations, will satisfy the Company's working capital requirements for the next twelve months.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC in January 1994 and, accordingly, has a limited operating history. The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. As a result of these expenditures, combined with $25.9 million of expenses and settlement amounts recorded in connection with certain litigation with DSC which was settled in June 1996, the Company had an accumulated deficit of $5.1 million as of September 30, 1996.
Although the Company first achieved profitability in the second quarter of 1995, it recorded a net loss in the second quarter of 1996 due to charges associated with the settlement of litigation with DSC, and there can be no assurance that the Company will sustain or increase its profitability in the future.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; unit volume; customer mix; and the mix between domestic and international sales.

The UMC system is sold primarily to telephone companies that install the UMC system as part of their access networks. Additions to those networks represent complex engineering projects which can require from three to twelve months from project conceptualization to completion. The UMC system typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including reductions in capital availability due to declines in the local economy, currency fluctuations, priority changes in the government's budget and delays in receiving government approval for deployment of the UMC system in the local loop. The Company's expenditures for research and development, marketing and sales, and general and administrative functions are based in part on future revenue projections and in the near term are relatively fixed. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues. Accordingly, any significant decline in demand for the UMC system relative to planned levels could have a material adverse effect on the Company's business, financial condition and results of operations in that quarter or subsequent quarters. All of the above factors are difficult to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's customers normally install the equipment in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months

DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY AND SMALL LINE-SIZE MARKET. The Company's customers are concentrated in the public carrier telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line size markets of the United States and developing countries. Historically, these markets have had little access to the advanced services that can be made available through the UMC system and, accordingly, there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. Furthermore, there can be no assurance that the UMC system will find widespread acceptance among the telephone companies and other potential customers in small line-size markets or that such customers and potential customers will not adopt alternative architectures or technologies that are incompatible with the UMC technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that telephone companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC system. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

CONCENTRATED PRODUCT LINE, NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The Company currently derives substantially all of its revenues from the UMC system and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, the UMC system due to product enhancements, introductions or announcements by the Company's competitors, a decline in the demand for the UMC system, product obsolescence or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance the UMC technology and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, from time to time, the Company may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the UMC system and that may cause customers to defer purchasing the UMC system. There can be no assurance that future technological advances in the telecommunications industry will not diminish market acceptance of the UMC system or render the UMC system obsolete and, thereby, materially adversely affect the Company's business, financial condition and results of operations.

The Company has experienced delays in completing development and introduction of new products, product variations and features, and there can be no assurance that such delays will not continue or recur in the future. Furthermore, the UMC system contains a significant amount of complex software that may contain undetected or unresolved errors as products are introduced or as new versions are released. The Company has in the past discovered software errors in certain UMC system installations. There can be no assurance that despite significant testing by the Company, software errors will not be found in new enhancements of the UMC system after commencement of shipments, resulting in delays in or loss of market acceptance, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SOLE-SOURCE AND OTHER KEY SUPPLIERS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codecs, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company encountered supply delays for codecs in the second quarter of 1994 which resulted in delayed shipments of the UMC system, and there can be no assurance that similar shortages will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors that manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd. and Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.) to manufacture the Company's printed circuit board assemblies; (ii) Paragon, Inc. to manufacture backplanes and channel bank assemblies and (iii) Sonoma Metal Products, Inc. and Cowden Metal San Jose, Inc. to manufacture the outside cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

The Company also relies on Point-to-Point Communications, Inc.
("Point-to-Point"), a third-party support organization, to provide first line technical assistance and post-sales support to AFC customers. There can be no assurance that Point-to-Point will be able to provide the level of customer support demanded by the Company's existing or potential customers.

COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc. Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to, among other things, whether ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system . Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings including the litigation between the Company and ITRI and certain of its member companies arising primarily out of a dispute regarding the payment of royalties and the supply of ASICs under the agreements between the Company and ITRI. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to these proceedings, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlements, are uncertain and there can be no assurance to that effect.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT. The Company attempts to protect its technology through a combination of copyrights, trade secret laws and contractual obligations. The Company does not presently hold any patents for its existing products and has no patent applications pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. The Company recently settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. In the future the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has recently experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of future growth, if such growth occurs, may require the Company to implement expanded or new management and accounting systems. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that any such activities can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

CUSTOMER CONCENTRATION. For the nine months ended September 30, 1996 and 1995, approximately 10.9% and 20.4% of the Company's revenues respectively, were derived from sales to ALLTEL Supply, Inc. For the first nine months of 1996 and 1995, the Company's five largest customers accounted for approximately 32.0% and 43.6% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS International sales constituted 13.4% and 14.4% of the Company's total revenues for the nine months ended September 30, 1996 and 1995, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

International telephone companies are in many cases owned or strictly regulated by local regulatory authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. In addition, the Company's bids for business in certain international markets typically will require the Company to post bid and performance bonds and to incur contract penalties should the Company fail to meet production and delivery time schedules on large orders. The failure of the Company to meet these schedules could result in the loss of collateral posted for the bonds or financial penalties which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's international sales currently are primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. For example, increases in the value of the U.S. dollar relative to the Mexican peso in late 1994 resulted in a significant decrease in sales of the UMC system to Telefonos de Mexico for 1995. Furthermore, operating in international markets subjects the Company to certain additional risks, including unexpected changes in regulatory requirements, political and economic conditions, tariffs or other barriers, difficulties in staffing and managing international operations, exchange rate fluctuations, potential exchange and repatriation controls on foreign earnings, potentially negative tax consequences, longer sales and payment cycles and difficulty in accounts receivable collection. In addition, any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations. In order to compete in international markets, the Company will need to comply with various regulations and standards.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon a number of key technical and management employees. In particular, the Company's success depends in large part on the knowledge, expertise and services of its co-founders: Donald Green, Chairman of the Board and Chief Executive Officer; James T. Hoeck, Vice President, Advanced Development; and John W. Webley, Vice President, Advanced Development. The loss of the services of any of these persons or other key employees of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with, or key person life insurance for, any of its employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. The standards in the United States are determined by the Federal Communications Commission ("FCC"), by Underwriters Laboratories, by independent telephone companies and by Bell Communications Research ("Bellcore"). In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and with requirements established by the individual regional carriers which specify how equipment that is connected to their local networks operate. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute. These standards are implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company will need to ensure that its products are easily integrated with the carriers' network management systems. The Regional Bell Operating Companies ("RBOCs"), which represent a large segment of the U.S. telecommunications market, in many cases require that equipment integrated into their networks be tested by Bellcore, indicating that the products are interoperable with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore testing requires significant investments in resources to achieve compliance. The UMC system recently completed a Bellcore technical audit and was found to meet applicable requirements. The failure to maintain such compliance or to obtain it on new features released in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has not received ISO certification, which certifies that design and manufacturing processes adhere to certain established standards. Many telecommunications service providers, particularly in international markets, will not purchase products from suppliers that have not received ISO certification. Accordingly, until it is able to obtain ISO certification, the Company may be precluded from selling its products to these service providers and its ability to compete with other suppliers of communications equipment may be adversely affected. The Company intends to initiate the formal process of applying for ISO-9001 certification during the first quarter of 1997. ISO-9001 addresses quality assurance in design, development, production, installation and service. There can be no assurance as to when or if the Company will receive such certification. The failure to obtain such certification may preclude the Company from selling the UMC system in certain markets.

The U.S. Congress recently passed new regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any regulatory changes will not have a material adverse effect on the demand for the UMC system . Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC system.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITRI
In 1995, a dispute arose among the Company, the Industrial Technology Research Institute ("ITRI") and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary ASICs used in the manufacture of the UMC system . Pursuant to agreements with ITRI reached in 1994, design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks damages, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and another company as parties to the suit.

On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASIC sales to the Member Companies. The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The Complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company will be required to supply the Member Companies with a specified number of ASICs during the ensuing two month period on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. The Company believes that compliance with the court's order will not have a material adverse effect on the Company's business, financial condition and results of operations. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

The Company believes that it has meritorious defenses to the claims asserted by ITRI and the Member Companies and it intends to defend the litigation vigorously. Moreover, the Company believes that the Member Companies' damages claim is without merit. The Company further believes that its claims against ITRI and the Member Companies are meritorious and the Company intends to vigorously pursue such claims. However, due to the nature of the claims and because the proceedings are in the discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

ITEM 2.  CHANGES IN SECURITIES:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 29, 1996, the Registrant distributed a Stockholder
Information Statement and solicited a Written Consent from all of its stockholders of record as of July 26, 1996. The following matters were voted upon and duly approved by the Registrant's stockholders by the number of votes set forth below cast as of August 14, 1996 (in each case, the number of votes cast is presented as of August 14, 1996, which is prior to (i) a two-for-one stock split of each share of the Company's Capital Stock outstanding as of August 15, 1996, and (ii) the conversion of all the Company's Preferred Stock into Common Stock upon the consummation of the initial public offering of the Company's Common Stock on October 4, 1996. No votes were withheld and there were no abstentions or broker non-votes as to any matter):

1. Approval for amending the Fifth Amended and Restated Indemnity Agreement entered into between the Registrant and Donald Green, dated September 29, 1995 (the "Indemnity Agreement"), to provide for one final adjustment to the Conversion Prices of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock of the Registrant and for terminating the Indemnity Agreement, and approval for amending the Conversion Prices of the Company's Preferred Stock in the Company's Third Amended and Restated Certificate of Incorporation to effect the amendment to the Indemnity Agreement.

                     CLASS                   FOR        AGAINST
          ---------------------------   -----------     -------

         Common Stock                   2,998,771         0
         Series A Preferred Stock       3,055,247         0
         Series B Preferred Stock         914,806         0
         Series C Preferred Stock       1,393,930         0
         Series D Preferred Stock         912,950         0
         Series E Preferred Stock         739,628         0


2. Approval of the adoption and filing of the Company's Third Amended and Restated Certificate of Incorporation which increases the total number of shares of Common Stock the Company is authorized to issue to 100,000,000.


                    CLASS                  FOR          AGAINST
          ---------------------------   -----------     -------

         Common Stock                   2,998,771         0
         Series A Preferred Stock       3,055,247         0
         Series B Preferred Stock         914,806         0
         Series C Preferred Stock       1,393,930         0
         Series D Preferred Stock         912,950         0
         Series E Preferred Stock         739,628         0
         Series F Preferred Stock         110,000         0

3. Approval of the adoption and filing of the Company's Fourth Amended and Restated Certificate of Incorporation and the adoption of the Restated Bylaws of the Company upon the consummation of the initial public offering of the Company's Common Stock.

                    CLASS                  FOR         AGAINST
          ---------------------------   -----------    --------

         Common Stock                    2,995,931        2,840
         Series A Preferred Stock        3,055,247            0
         Series B Preferred Stock          914,806            0
         Series C Preferred Stock        1,393,930            0
         Series D Preferred Stock          912,950            0
         Series E Preferred Stock          739,628            0
         Series F Preferred Stock                0      110,000

4.   Approval of the adoption of the Company's 1996 Stock Incentive Plan.

                    CLASS                    FOR       AGAINST
          ---------------------------   -----------    --------

         Common Stock                   2,998,771            0
         Series A Preferred Stock       3,055,247            0
         Series B Preferred Stock         914,806            0
         Series C Preferred Stock       1,393,930            0
         Series D Preferred Stock         912,950            0
         Series E Preferred Stock         739,628            0
         Series F Preferred Stock         110,000            0

5.   Approval of the adoption of the Company's Employee Stock Purchase Plan.

                    CLASS                  FOR         AGAINST
          ---------------------------   -----------    --------

         Common Stock                   2,998,771            0
         Series A Preferred Stock       3,055,247            0
         Series B Preferred Stock         914,806            0
         Series C Preferred Stock       1,393,930            0
         Series D Preferred Stock         912,950            0
         Series E Preferred Stock         739,628            0
         Series F Preferred Stock         110,000            0



ITEM 5.  OTHER INFORMATION:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

         Exhibit
         Number    Document Description
         --------  --------------------

         3.3 Fourth Amended and Restated Certificate of Incorporation of the Registrant.*
         3.5       Amended and Restated Bylaws of the Registrant.*
         4.1       Specimen Certificate of Common Stock.*
         4.2       Series E Preferred Stock Purchase Agreement, dated
                   September 29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.*
         4.3       Certificate of Incorporation of the Registrant (included in
                   Exhibit 3.3).*
         10.1 Form of Warrant Issued In Connection with the Sale of the Registrant's Series A Preferred Stock on January 6, 1993.*
         10.2 Form of Warrant Issued In Connection with the Sale of the Registrant's Series B Preferred Stock on October 5, 1993.*
         10.3 Form of Warrant Issued In Connection with the Sale of the Registrant's Series C Preferred Stock on March 16, 1994.*
         10.4 Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on
                   March 16, 1994 and May 4, 1994.*
         10.4.1    Form of Amendment to Warrants and Performance Warrants.*
         10.5 Warrant Issued in Connection with the Sale of the Registrant's Series E Preferred Stock on September 29, 1995.*
         10.6 Restricted Stock Issuance Agreement, dated May 19, 1995, between the Registrant, Donald Green and Maureen Green.*
         10.7 Compensation Agreement, dated May 19, 1995, between the Registrant and Donald Green.*
         10.8 Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald Green in favor of the Registrant.*
         10.9 Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green.*
         10.10 Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*
         10.11 Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*
         10.12 Joint Venture & Partnership Agreement, dated April 11, 1994, between the Registrant and Tellabs Operations, Inc.*
         10.13 License, Joint Development, Supply and Authorized Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute of the Republic of China.*
         10.14 Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.*
         10.15 1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and G& W/Redwood Associates Joint Venture, for the premises located at 1455 McDowell Boulevard North.*
         10.16 Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and

                   G& W/Redwood Associates Joint Venture, for the premises
                   located at 1455 McDowell Boulevard North.*
         10.17     Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G& W/Redwood Associates Joint Venture,
                   for the premises located at 1440 McDowell Boulevard North.*
         10.18     Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G& W/Redwood Associates Joint Venture,
                   for the premises located at Buildings 1& 9 of Willowbrook
                   Court.*
         10.19     Second Amended and Restated Loan and Security Agreement,
                   dated December 7, 1995, between the Registrant and the Bank of the West.*
         10.20     Form of Indemnification Agreement for Executive Officers and
                   Directors of the Registrant.*
         10.21     The Registrant's 1993 Stock Option/Stock Issuance Plan as
                   amended (the "1993 Plan").*
         10.22     Form of Stock Option Agreement pertaining to the 1993 Plan.*
         10.23     Form of Notice of Grant of Stock Option pertaining to the
                   1993 Plan.*
         10.24     Form of Stock Purchase Agreement pertaining to the 1993
                   Plan.*
         10.25     The Registrant's 1996 Stock Incentive Plan (the "1996
                   Plan").*
         10.26     Form of Stock Option Agreement pertaining to the 1996 Plan.*
         10.26.1   Form of Automatic Stock Option Agreement pertaining to the
                   1996 Plan.*
         10.27     Form of Notice of Grant of Stock Option pertaining to the
                   1996 Plan.*
         10.27.1   Form of Notice of Grant of Non-Employee Director Automatic
                   Stock Option pertaining to the 1996 Plan.*
         10.28     Form of Stock Issuance Agreement pertaining to the 1996
                   Plan.*
         10.29     The Registrant's Employee Stock Purchase Plan.*
         11        Schedule of computation of pro forma net income per share
         27        Financial Data Schedule.
-------------------------
          *        Incorporated by reference to the Registrant's Registration
                   Statement on Form S-1 (File No. 333-8921).





(b) REPORTS ON FORM 8-K: NONE.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ADVANCED FIBRE COMMUNICATIONS, INC.
                                       (Registrant)



Dated:  November 14, 1996              By:       /s/ Dan E. Steimle
                                       ----------------------------------------
                                       Name:     Dan E. Steimle
                                       Title:    Vice President, Chief
                                                 Financial Officer, Treasurer
                                                 and Secretary

                          ADVANCED FIBRE COMMUNICATIONS, INC.

                                    EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

11                     Schedule of computation of pro
                       forma net income per share.

27                     Financial Data Schedule.