Form 10-K405
period 1996-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1997-01-28
CIK 898805

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM _______ TO _____

                      COMMISSION FILE NUMBER:  0000898805

                              -------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                    68-0277743
      (State or other             (I.R.S. Employer
      jurisdiction of            Identification No.)
     incorporation or
       organization)

                         1445 MCDOWELL BOULEVARD NORTH
                           PETALUMA, CALIFORNIA 94954
                                 (707) 794-7700

 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                              -------------------

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
ACT:  NONE.

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
ACT:  COMMON STOCK.

                              -------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    As of January 23, 1997, 32,655,362 shares of the registrant's Common Stock, $.01 par value, were outstanding, and the aggregate market value of the shares held by non-affiliates was $883,848,559.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----

PART I.

Item 1.   Business.........................................................    3
Item 2.   Properties.......................................................   17
Item 3.   Legal Proceedings................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders..............   19

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................   19
Item 6.   Selected Consolidated Financial Data.............................   20
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................   21
Item 8.   Financial Statements and Supplementary Data......................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................   54

PART
III.

Item 10.  Executive Officers, Key Employees and Directors..................   54
Item 11.  Executive Compensation...........................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   62
Item 13.  Certain Relationships and Related Transactions...................   64

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K............................................................   67

    SEE "GLOSSARY OF TERMS" COMMENCING ON PAGE 14 FOR DEFINITIONS OF VARIOUS ACRONYMS AND TECHNICAL TERMS USED IN THIS ANNUAL REPORT ON FORM 10-K

                                    PART I.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Advanced Fibre Communications, Inc. ("AFC" or the "Company") designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000-TM- (the "UMC" system), a cost-effective, multi-feature digital loop carrier system developed to serve small line-size markets. The Company's UMC system is designed to enable telephone companies, cable companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber, coax and analog radio networks. The Company believes that the UMC system is the only digital loop carrier that can operate simultaneously over a variety of transmission media. The UMC system meets the service needs of domestic and international subscribers including analog services such as plain old telephone service ("POTS"), universal voice grade service ("UVG") and analog switched data service, and digital services such as high speed digital data service, ISDN, asynchronous and synchronous data channel ("ADU" and "SDU") services. Through a relationship with Tellabs Operations, Inc. ("Tellabs"), AFC has developed the capability to deliver many of these same services over cable TV networks.

    Although urban markets have experienced the greatest initial demand for additional lines and high-speed telecommunications services, the Company believes that demand for these services is increasing in rural and suburban markets as well. The Company also believes, however, that telecommunications service providers in suburban and rural markets generally do not have the resources to completely replace existing copper networks and therefore must upgrade to fiber in incremental steps. These incremental infrastructure upgrades result in hybrid networks containing both copper and fiber transmission lines. In addition, worldwide demand for POTS and, to a lesser extent, high speed telecommunications services, is creating the need for significant infrastructure investments to increase the effective capacity of existing copper, replace deteriorating copper and provide services in new areas. As telecommunications service providers upgrade to fiber technology, deploy new networks and plan for future subscriber services, they must determine how to ensure a seamless, cost-effective connection between copper and fiber facilities within the local loop.

    The UMC system is easily scalable from six to 672 lines through the addition of plug-in components. Utilizing a single platform and a variety of line cards supporting specific services, the UMC system is capable of providing a range of voice and data services. In addition, the UMC system can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. The Company has designed the UMC system to require a minimum number of common control units to support transmission over a variety of media and the delivery of more advanced services and features by telephone companies. Thus, the UMC system offers a cost-effective solution to the small line-size market with a wide variety of features and advanced services.

    The UMC system has been sold to more than 450 independent telephone companies in the United States, is being initially deployed by Ameritech and GTE, and is in laboratory or field trials at Pacific Bell and BellSouth. The Company has also sold the UMC system to telephone companies in Hong Kong, France, Brazil, Canada, China, Mexico, the Netherlands Antilles and the Dominican Republic. The UMC system is distributed and serviced worldwide through its direct sales force in the domestic market and through its direct sales force, distributors and agents in international markets. See "--Markets and Customers" and "--Proprietary Rights and Licenses."

    The Company was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. The Company's principal executive offices are located at 1445 McDowell Boulevard North, Petaluma, California 94954, and the telephone number at that address is (707) 794-7700.

    The Company operates on a 13-week fiscal quarter, comprised of four, four and five week months ending on the last Saturday of the last week of the five-week month. For presentation purposes only, the Company has shown its first three fiscal quarters as ending on March 31, June 30, and September 30 and its fourth fiscal quarter and fiscal year as ending on December 31.

INDUSTRY BACKGROUND

    Much of the existing local loop, which connects the subscriber to the central office switch, was designed to provide analog voice communications, or POTS, over copper. As a transmission medium, copper suffers from significant signal degradation, particularly when transmitting signals beyond 10,000 feet. In addition, the traditional copper infrastructure was designed to support low speed telecommunications services and offers relatively poor transmission quality, especially in data communications applications. Before the 1970s, various solutions were implemented to address these concerns; however, these solutions were generally costly to maintain and resulted in complex architectures. In the early 1970s, to decrease the cost and complexity of extending service beyond 10,000 feet from the central office, telephone companies began to deploy digital loop carriers ("DLCs"), which convert analog signals into digital bit streams for transmission to and from the central office. The resulting improved signal quality enabled telephone companies to increase transmission distances from the central office to the customer.

    Advancements in digital technology have enabled central office switches to increase by tenfold the number of lines served. While these advancements have permitted greater centralization of switch resources, they have also resulted in increased distances between the central office and the subscribers. Rapid deployment of DLCs was necessary to effectively transmit signals over these greater distances. However, the copper infrastructures supported by traditional DLCs lacked the bandwidth for additional lines and the transmission quality for high speed telecommunications. In response to these limitations as well as the deterioration of the existing copper infrastructure, telephone companies began installing fiber in high density urban markets in the late 1980s. Next generation DLCs ("NGDLCs") were designed and introduced to the market in the early 1990s to support telecommunications services over fiber-only networks in densely populated urban markets with 600 to 2,000 lines within the serviceable area of the NGDLC ("large line-size markets"). NGDLCs address certain of the limitations inherent in DLCs. However, NGDLCs have high installation costs and complex, support-intensive characteristics and are optimized for fiber-only networks and large line-size markets.

    Although urban markets have experienced the greatest initial demand for additional lines and high-speed telecommunications services, the Company believes that demand for these services is increasing in rural and suburban markets as well. The Company also believes, however, that telecommunications service providers in suburban and rural markets generally do not have the resources to completely replace existing copper networks and therefore must upgrade to fiber in incremental steps. These incremental infrastructure upgrades result in hybrid networks containing both copper and fiber transmission lines. In addition, worldwide demand for POTS and, to a lesser extent, high speed telecommunications services, is creating the need for significant infrastructure investments to increase the effective capacity of existing copper, replace deteriorating copper and provide services in new areas. As telecommunications service providers upgrade to fiber technology, deploy new networks and plan for future subscriber services, they must determine how to ensure a seamless, cost-effective connection between copper and fiber within the local loop.

THE AFC SOLUTION

    The Company has developed the UMC system to provide cost-effective, multi-feature local loop systems for the small line-size market, incorporating a modular architecture that supports copper, fiber and coax and the evolution from one transmission media to another. The Company believes that the UMC system is the only digital loop carrier that can operate simultaneously over a variety of transmission media. The UMC system is easily scalable from six to 672 lines through the addition of plug-in components. Utilizing a single platform and a variety of line cards supporting specific services, the UMC system is capable of providing a range of voice and data services. In addition, the UMC system can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. The Company has designed the UMC system to require a minimum number of common control units to support transmission over a variety of media and the delivery of more advanced services and features by telephone companies. Thus, the UMC system offers a cost-effective solution for the small line-size market with a wide variety of features and advanced services.

AFC'S STRATEGY

    AFC's objective is to be the leading provider of cost-effective, multi-feature local loop systems for small line-size markets worldwide. The key elements of its strategy to achieve this objective include:

    TARGET DOMESTIC SMALL LINE-SIZE MARKETS. The Company sells the UMC system principally through its direct sales force into domestic small line-size markets. These markets, which are generally located in rural and suburban areas, are served by independent telephone companies and by the Regional Bell Operating Companies ("RBOCs"). The Company intends to expand its direct sales force and augment its marketing and customer support efforts to further penetrate its existing customer base of 450 independent telephone companies and penetrate the balance of the approximately 1,300 independent telephone companies. In addition, with the satisfactory completion of a Bell Communications Research ("Bellcore") technical audit, the Company is expanding into the RBOC market by offering the UMC system as a solution to the small line-size system requirements of the RBOCs.

    PENETRATE INTERNATIONAL MARKETS. The Company markets the UMC system internationally through local distributors and agents, through strategic relationships, and directly to local service providers. The Company intends to enhance its existing international operations with greater sales and marketing resources to pursue market opportunities in countries currently undergoing initial infrastructure deployment or upgrades which demand flexible and cost-effective systems.

    PROVIDE COST-EFFECTIVE SOLUTIONS. The UMC system enhances the transmission quality and capacity of existing copper facilities, enabling telephone companies to maximize the performance of the existing copper infrastructure while permitting a cost-effective and easily configurable upgrade solution as infrastructure is modernized or demands for more advanced communication services increase. The Company believes that the UMC system is the only digital loop carrier that can operate seamlessly over hybrid networks including copper, fiber and analog radio. The UMC system can also serve as a platform for providing high speed data transmission and other advanced digital services such as video teleconferencing. The Company has designed the UMC system to require a minimum number of common control units to support transmission over a variety of media and the delivery of more advanced services and features by telephone companies. The Company's engineering and manufacturing efforts are directed toward preserving and enhancing the cost-effectiveness of the UMC system as new features and designs are released.

    EXTEND TECHNOLOGY LEADERSHIP. The UMC system contains a proprietary software and backplane design and modular architecture, which enable telephone companies to more easily support the varying geographic distribution of subscriber bases by employing multiple configurations which may be distributed over any combination of transmission media (including copper, fiber, coax and analog radio). The proprietary backplane design currently supports a variety of voice and data services, and the Company is developing improvements to support higher bandwidth applications. The Company is engaged in ongoing research and development to leverage its technical expertise and to adapt its technology to new markets and applications. For example, the Company is engaged in development efforts to increase the scalability of the UMC system for large line-size markets.

    DEVELOP STRATEGIC RELATIONSHIPS. The Company has entered into certain strategic relationships in order to broaden the manufacturing and distribution of the UMC system into developing international markets, such as China and India, and to leverage the UMC technology for applications in markets not directly targeted by the Company, such as the provision of telephone services over existing cable TV systems. The Company intends to invest in existing strategic relationships and to seek additional relationships to gain manufacturing and distribution leverage, to access advanced technologies and to broaden the acceptance of the UMC system.

TECHNOLOGY AND PRODUCT ARCHITECTURE

    The UMC architecture is based upon a modular software and hardware product platform that can be configured and adapted to the particular requirements of the customer. Each line card, transceiver and common control unit contains proprietary application specific integrated circuits ("ASICs") that incorporate the digital cross-connect function, eliminating the need for a separate digital cross-connect within the assembly. This design improves efficiency, allowing the Company to deliver the common control required by telephone companies with fewer assemblies than most NGDLCs.

    A basic UMC system consists of two terminals. Each terminal contains a power supply, a central processing unit ("CPU"), a transceiver and a line card providing subscriber service, such as analog voice service. The Local Exchange Terminal ("LET"), located next to the local exchange switch in the central office, contains a central processing unit and transmits and receives the telephone signal from the Remote Service Terminal ("RST") mounted close to the subscriber group in a weatherproof housing. The RST receives analog signals from the telephone instruments of subscribers, transforms them into digitally encoded, time divisioned multiplexed bit streams, and transports them across either copper, fiber or radio transmission media to a central office. There, the LET either decodes the signal and converts it back into an analog signal for connection into the telephone network, or connects the digital signal directly into the network.

    The base UMC system permits telephone companies to offer basic analog voice service to six subscribers and is priced at approximately $4,000, excluding the cabinet. The base UMC system can be expanded to accommodate additional subscribers, to provide advanced services and to operate over different or multiple transmission media. The UMC system can be configured to accommodate up to 120 subscribers through the addition of line cards and up to 672 subscribers through the addition of channel bank assemblies. During 1996, UMC systems with capacities of 120 and 240 lines of POTS sold for average prices, including the cabinet, of approximately $25,000 and $40,000, respectively.

MARKETS AND CUSTOMERS

    To date, the UMC system has been deployed primarily in the U.S. rural and suburban markets served by independent telephone companies. While the Company believes this market has substantial revenue potential and intends to continue to pursue customers in the U.S. small line-size market, the Company has also begun to pursue other potential markets and customers for the UMC system, such as the RBOCs, international telecommunications service providers and competitive access providers.

    DOMESTIC SMALL LINE-SIZE MARKET

    The domestic small line-size markets for telecommunications services are generally located in rural and suburban areas and are served by approximately 1,300 independent telephone companies and the seven RBOCs. The independent telephone companies range from rural companies with as few as 125 subscribers to GTE, with approximately 17 million subscribers. The independent companies in general do not require telephone equipment suppliers to satisfy Bellcore testing, and typically do not require specific design changes in the product in order for the equipment to be deployed. As a result, the Company was able to deploy the UMC system rapidly to independent telephone companies and to build customer acceptance of the UMC system quickly. In addition, independent telephone companies typically have smaller budgets for telephone equipment than the RBOCs and demand easily scalable and configurable cost-effective solutions. The UMC system's ability to improve analog transmission and increase the capacity of existing networks, together with its ability to operate simultaneously over a variety of transmission media, enables telephone companies to maximize the performance of existing copper infrastructure while permitting a cost-effective and easily configurable upgrade solution as infrastructure is modernized or demands for more advanced communication services increase. Thus, the Company believes that the UMC system provides an attractive solution for the independent telephone companies in small line-size markets. Moreover, with the satisfactory completion of a Bellcore technical audit, the Company is expanding into the RBOC market by offering the UMC system as a solution for the small line-size system requirements of the RBOCs.

    The Company has segmented and prioritized the independent telephone company market into the following: (i) small independents that use consulting engineering firms to provide network design for service expansion and modernization; (ii) medium-size independents that perform the network design internally; and (iii) large independents, such as GTE, that have engineering committees that approve equipment for standardization and may require testing and equipment modifications to meet their specific network requirements. The Company has targeted each of these segments as sources of potential customers and to date over 450 independents have purchased the Company's products.

    INTERNATIONAL MARKETS

    The international telephone market is segmented into developing countries requiring basic telecommunication services, or POTS, and developed countries which, in addition to POTS, have requirements for more advanced telecommunication services and which have barriers to entry in the form of standards or unique domestic network specifications. In most of these international markets, a single telephone company, which is typically highly regulated and government-owned, provides service throughout the country. Typically, these companies are striving to install technology that offers the opportunity in the future for advanced services, with ease of installation and servicing at an attractive price. In addition, they are striving to optimize existing facilities, which typically consist of copper, for a growing subscriber base. The Company is pursuing selected opportunities to develop these markets primarily through direct contacts with local distributors and through its strategic relationships, where the market also requires local manufacturing to address high import tariffs and where the Company benefits from a local partner that can assist customer relationships.

    As part of its international strategy, the Company is primarily focused on the substantial market opportunity which the Company believes exists in developing countries currently undergoing infrastructure deployment. Telecommunications companies in these markets demand flexible and cost-effective systems. The Company has sold UMC systems to telephone companies in Brazil, China, Mexico, the Netherlands Antilles and the Dominican Republic.

    Telecommunications companies in more developed countries require that products have modifications and design specifications that meet local standardization guidelines. To date, the Company has successfully met these standards requirements in, and is currently shipping products to, both France and Hong Kong. The Company was awarded a contract with France Telecom for a multiplexer subscriber system. The Company was also awarded a three-year contract with Hongkong Telecommunications Limited to deploy the UMC system. Although neither of these contracts require the customer to purchase any specific amount of product from the Company, the Company believes that these customers present a significant opportunity to the Company.

    AFC and Harris Corporation, a stockholder of the Company, entered into an agreement to form a joint venture to manufacture, distribute and support the UMC system in India. The joint venture included formation of a holding company in Mauritius, owned 51% by AFC and 49% by Harris, which in turn intends to form a joint venture in India with local Indian partners following receipt of certain government approvals. To date, the parties have identified and selected two Indian companies that will collectively own 34% of the Indian venture to be located in Delhi. In addition, as a means to protect its licensed technology in India, AFC formed a 100% foreign-owned subsidiary in India, AFC India Private (Ltd.), which holds the rights to license the UMC technology in India for manufacturing in the local market. To date, the joint venture activities have included testing and seeking type approval for the UMC system.

    The UMC system has received or is currently undergoing type approval qualification in a number of countries, including Hungary, Indonesia, the Philippines and Russia. There can be no assurance that the UMC system will receive type approval in these or other countries or that receipt of type approval will lead to product sales. In addition, the Company currently has outstanding responses to bid requests from telephone companies in India, Panama and Brazil. The Company's bid responses have been accepted in certain cases and rejected in others in the past, and there can be no assurance that currently outstanding or future bid responses will be accepted and, even if accepted, there can be no assurance that such acceptance will lead to significant sales.

    FUTURE MARKET OPPORTUNITIES

    REGIONAL BELL OPERATING COMPANIES (RBOCS). The seven RBOCs make up the largest segment of the U.S. telecommunications equipment market and serve over 80% of all U.S. telephone customers, primarily in urban areas. All of these companies have stringent testing and approval requirements, known as Bellcore testing, that must be met before products can be installed in their networks. Bellcore testing requires significant investments in resources to achieve compliance. In addition, the RBOCs require that the equipment undergo one or more field trials to demonstrate that the equipment meets the standards and satisfies their service and network requirements. The UMC system completed a Bellcore technical audit, and the Company intends to submit new features for Bellcore testing as they are released. In addition, the UMC system is being initially deployed by Ameritech and is in laboratory or field trials at Pacific Bell and BellSouth.

    COMPETITIVE ACCESS PROVIDERS. Deregulation has allowed non-regulated telephone companies to provide local telephone services. Through better pricing, faster installation and better customer service, these companies, known as competitive access providers, hope to attract customers away from the RBOCs and independent telephone companies. These companies historically have focused on high density downtown business customers. As these carriers diversify their sales efforts to include smaller businesses and office parks, an increasing number will require smaller systems. The companies active in this market segment are attractive targets for the Company because the UMC system has the capability to cost-effectively provide a full range of communication services. The Company intends to address this market primarily through its relationship with Tellabs. AFC intends to serve this market both over traditional transmission media as well as over coax media.

    CABLE-BASED TELEPHONY. AFC and Tellabs, a stockholder of the Company, entered into a general partnership in 1994 to design, develop, manufacture and distribute a new product line derived from the UMC system. This product is designed to allow telephone services to be provided over existing cable TV systems as well as other transmission media. AFC contributed a non-exclusive license to use the UMC technology, Tellabs contributed cash to the joint venture, and each received defined marketing rights for the developed technology. In early 1996, upon review of the development of the market for this product, the Company concluded that the market for transmitting voice and data over cable systems would develop at a slower pace than originally anticipated. In the interest of directing its resources towards more immediate market opportunities, AFC entered into agreements with Tellabs in 1996 that changed the relationship between the parties. The new relationship provides AFC with royalties and OEM revenues from Tellabs on its sales into its specified markets and, in return, AFC works on selected developments of the UMC technology for Tellabs' markets on a development contract basis. AFC retains all rights in its technology as well as the market rights previously defined.

SALES, MARKETING AND CUSTOMER SUPPORT

    The Company markets the UMC system worldwide directly to telephone companies and indirectly through OEMs, distributors and joint ventures to accommodate specific markets and customer support requirements. The Company's sales force consists of two groups, one that focuses on U.S. and Canadian telephone companies and one that focuses on international markets.

    The Company's North American sales force focuses on developing relationships with independent telephone companies in the U.S. and Canada and on understanding their network deployment strategies and cost requirements. As of December 31, 1996, the Company's domestic sales organization consisted of 17 direct salespersons, a domestic sales vice president, and technical support personnel. The Company has sales personnel located in Pittsburgh, Minneapolis, Atlanta, Denver, Dallas, Chicago, Seattle, Orlando, Birmingham, Tulsa and Santa Clara. The Company also has sales personnel dedicated to specific customer accounts, such as Ameritech, BellSouth, GTE and Pacific Bell. In addition to direct calls on the telephone companies, sales to customers often involve marketing through consulting engineers who are retained by small independent telephone companies for engineering, specification and installation services.

    The Company employs an international direct sales force consisting of three salespersons and one vice president. The primary tasks of the international sales force are to market the UMC system directly to international telephone companies and to select, manage, and train local distributors. Sales to international customers are primarily fulfilled through the Company's distributors and agents. The Company currently has an office in Hong Kong.

    The AFC sales organization receives support from the Company's marketing department, which is responsible, among other things, for product marketing, advertising and marketing communications. The marketing department works closely with the planning and engineering departments of telephone companies in order to provide product proposals that are optimal in terms of both performance and cost for a specific network configuration.

    The Company's customer support organization is responsible for servicing the Company's products and assisting the Company's sales personnel. In addition to its own field technical service engineers, the Company uses Point-to-Point Communications, Inc. ("Point-to-Point"), a third-party support organization, which provides first-line support for the Company's customers through a toll-free number open 24 hours per day, 365 days per year, and provides installation services on a subcontract basis for the Company. Although to date the Company believes Point-to-Point has provided satisfactory customer assistance, there can be no assurance that Point-to-Point will be able to provide the level of customer support demanded by existing or potential customers. The Company maintains a training organization which is dedicated to developing training curriculums and materials that are made available to the customer either through a student training or a train the trainer program. Internationally, the Company provides customer support either directly or through authorized distributors or joint venture partners. The Company's products generally have a warranty period of 24 months.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts have been focused on developing local loop products with advanced features for small line-size markets. The Company has developed a modular software and hardware platform that can be configured and adapted to particular customer requirements. In addition, development efforts include extensive attention to ease of installation and use by the customer as evidenced in the menu driven software approach as well as the compact and efficient hardware design demonstrated in its PCBAs. The Company's research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted at customer needs. In addition, the Company's development efforts are focused on developing enhancements to the UMC system, such as a higher bandwidth backplane.

    The current focus of the Company's research and development efforts is directed at new releases of the UMC system addressing market demands for new features and services. These efforts include developing new transceivers incorporating HDSL capabilities, new customer features such as ISDN and new interfaces such as TR303. The Company is also incorporating MLT remote testing capabilities into the product in support of the RBOC market. In addition, future releases are expected to include capabilities to support broader star configurations, SONET OC3 transceivers and multi-point support for the coax transceiver version of the product. Finally, the engineering team also concentrates its attention on numerous projects in the areas of cost and quality improvements in the UMC system.

    In 1995 and 1996, the Company's research and development expenditures were $5.7 million and $14.4 million, respectively, which represented 10.6% and 11.1%, respectively, of total revenues in such periods. In 1993 and 1994, the Company's research and development expenditures were $2.0 million and $2.9 million, respectively. The Company considers its research and development efforts to be vital to its future success and anticipates that research and development expenditures as a percentage of revenues will remain significant for the foreseeable future. As of December 31, 1996, the Company's research and development staff consisted of 124 employees.

MANUFACTURING

    Manufacturing, system integration and certain testing operations are performed at the Company's headquarters in Petaluma, California. The Company's manufacturing operations consist primarily of final assembly and test of finished goods from components and custom-made subassemblies (primarily printed circuit boards) purchased from third parties. The Company monitors quality at each stage of the production process, including the selection of component suppliers, warehouse procedures, the assembly of finished goods and final testing, packaging and shipping. The Company also performs functional, environmental and systems testing and quality assurance procedures on the subassemblies which are incorporated into the UMC system and with respect to the final products themselves.

    The Company relies on a limited number of independent contractors that manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International, Ltd. and Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.) to manufacture the Company's printed circuit board assemblies;
(ii) Paragon, Inc. to manufacture backplanes and channel bank assemblies and
(iii) Sonoma Metal Products, Inc. and Cowden Metal San Jose, Inc. to manufacture the outside cabinets. The Company believes that it has good relations with each of its suppliers. As the demand for the UMC system has increased, the Company has begun a program to identify, and potentially qualify at a future date, additional suppliers to manufacture key product subassemblies. While the Company believes that the subassemblies manufactured by any of the suppliers could be procured from alternate suppliers, in the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices.

    Certain components used in the Company's products, including the Company's proprietary ASICs, codecs, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for the telecommunication equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company encountered supply delays for codecs in the second quarter of 1994 which resulted in delayed shipments of the UMC system, and there can be no assurance that similar shortages will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC Communications Corporation, ECI Telecom, Ltd., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications, Ltd. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the ETSI version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to whether, among other things, ITRI possesses the right to grant such rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system to new member companies. Depending on the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system. Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. The principal competitive factors in the segment of the telecommunications equipment industry in which the Company operates are total cost of solution, product quality and performance, scalability, flexibility of configuration and range of system capabilities available. The Company believes that it competes favorably with respect to these factors, and that the ability of the UMC system to offer voice and data communications over a variety of transmission media in a cost-effective package provides a competitive advantage in the small line-size market. There can be no assurance that the Company will be able to compete successfully in the future.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

    The UMC system is required to comply with a large number of voice and data regulations and standards, which vary domestically versus internationally and may vary by the specific international market to which the Company sells its products. The standards in the United States are determined by the Federal Communications Commission ("FCC"), by Underwriters Laboratories, by independent telephone companies and by Bellcore. The UMC technology is certified by Underwriters Laboratories. In international markets, the Company's products must comply with recommendations by the Consultative Committee on International Telegraph and Telephony and with requirements established by the individual regional carriers which specify how equipment that is connected to their local networks must operate. In addition, the Company's products must comply with standards issued by ETSI. These standards are implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse affect on the Company's business, financial condition and results of operations.

    In addition, the Company will need to ensure that its products are easily integrated with the carriers' network management systems. The RBOCs, which represent a large segment of the U.S. telecommunications market, in many cases require that equipment integrated into their networks be tested by Bellcore, indicating that the products are interoperable with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore testing requires significant investments in resources to achieve compliance. The UMC system completed a Bellcore technical audit and was found to meet applicable requirements. The failure to maintain such compliance and/or to obtain it on new features released in the future could have a material adverse affect on the Company's ability to sell the UMC system to the RBOCs, which represent a large segment of the telecommunications market.

    The Company has not received ISO certification, which certifies that design and manufacturing processes adhere to certain established standards. Many telecommunications service providers particularly in international markets, will not purchase products from suppliers that have not received ISO certification. Accordingly, until it is able to obtain ISO certification, the Company may be precluded from selling its products to these service providers and its ability to compete with other suppliers of communications equipment may be adversely affected. The Company has initiated the formal process of applying for ISO-9001 certification and expects to complete the audit process during 1997. ISO-9001 addresses quality assurance in design, development, production, installation and service. There can be no assurance as to when or if the Company will receive such certification. The failure to obtain such certification may preclude the Company from selling the UMC system in certain markets.

    The U.S. Congress recently passed new regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any regulatory changes will not have a material adverse effect on the demand for the UMC system. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC system.

PROPRIETARY RIGHTS AND LICENSES

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

    The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. The Company recently settled litigation with DSC Communications Corporation ("DSC") under which DSC had claimed proprietary rights in the UMC technology. See "Item 3--Legal Proceedings-- DSC." In the future the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determination in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

    In September 1992, AFC entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the ETSI version of the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Under the ITRI Agreements, ITRI has the exclusive right in Taiwan to use and develop the ETSI version of the UMC technology, and to manufacture such version of the UMC system through the member companies, but does not have the right to manufacture and sell the Company's proprietary ASICs except in circumstances where AFC has failed to provide the ASICs as required. The ASIC designs were placed in escrow in order to be available to ITRI and the member companies should the right to manufacture ASICs become effective. ITRI and the member companies also have a non-exclusive right to sell or lease the ETSI version of the UMC system in all countries outside of North America. The ITRI Agreements require ITRI to pay the Company a royalty on sales or leases of the UMC system made through September 2002, at which time the license becomes fully-paid, and ITRI will have a worldwide, non-exclusive, royalty free, irrevocable license to use the ETSI version of the UMC technology. ITRI's member companies currently compete with the Company in international markets, primarily in China. The Company is currently involved in litigation with ITRI and certain of its member companies arising out of disputes over, among other things, payment of royalties and the supply of ASICs. See "--Competition" and "Item 3--Legal Proceedings--ITRI."

EMPLOYEES

    As of December 31, 1996, AFC had 425 full-time employees, including 82 in marketing, sales and support services, 124 in research and development, 159 in operations and 60 in general administrative positions. Substantially all of AFC's employees are based at the Company's headquarters in Petaluma, California. None of the Company's employees are represented by a labor union. The Company believes its relationships with its employees are good and has never experienced a strike or work stoppage.

                               GLOSSARY OF TERMS

Analog.......................................  A form of transmission employing a continuous electrical signal (rather than a pulsed or
                                               digital system) that varies in frequency and
                                               amplitude.

Application Specific Integrated Circuit        A broad term that refers to custom or
 (ASIC)......................................  semi-custom integrated circuits.

Asynchronous Data Channel Service (ADU)......  A low speed asynchronous data interface for rates up to 38.4 Kbps.

Backplane Design.............................  The design of the circuit board that interconnects a wide variety of service
                                               types. The interconnection of the traces on
                                               the backplane defines the performance and
                                               flexibility of the system.

Bandwidth....................................  A relative range of frequencies that carry a signal without distortion on a transmission
                                               medium.

Bellcore.....................................  Bell Communications Research. A standards body funded by the telecommunications
                                               industry that proposes new network
                                               architectures and performs validation testing
                                               and analysis.

Beta Testing.................................  A step in the engineering cycle prior to full manufacturing release.

Central Office...............................  A term commonly used to describe the location of the switching equipment that is used to
                                               re-direct telephone calls.

Central Office Switch........................  Used synonomously with Central Office.

Central Processing Unit (CPU)................  The circuit pack that contains the main operating software for the system. It is
                                               responsible for co-ordination of all system
                                               level functionality.

Channel Bank.................................  A multiplexer that puts many slow speed voice or data conversations onto one high speed
                                               link and controls the flow of the
                                               conversations.

Coaxial......................................  A type of electrical cable in which one conductor is wrapped around another and
                                               insulates the inner conductor.

Codec........................................  Electronic circuitry employed to digitize analog signals and to convert the digital
                                               signals back into analog form.

Digital......................................  The representation of information as discrete value (i.e., 1s and 0s). These digital values
                                               can be processed, manipulated, exchanged or
                                               stored by electronic systems.

Digital Loop Carrier (DLC)...................  A device used to concentrate susbscriber telephone circuits onto one or more high
                                               speed digital loops in a carrier's central
                                               office by converting analog signals into
                                               digital bit streams.

E1 Transceivers..............................  A transmitter and receiver (transceiver) for sending digital data at 2.04 Mbps over
                                               twisted pair cabling.

Frequency....................................  The number of identical cycles per second, measured in hertz, of a periodic oscillation
                                               or wave in radio propagation.

Hertz........................................  One cycle per second. The unit for measuring frequency signals.

High Speed Digital Subscriber Line (HDSL)....  A technology that enables high speed transmission of data over copper wires.
                                               Utilization of this technology requires
                                               minimal changes to existing copper phone
                                               lines.

Integrated Services Digital Network (ISDN)...  An internationally accepted standard for voice, data and signaling that makes all
                                               transmission circuits end-to-end digital and
                                               defines a standard out-of-band signaling
                                               system.

ISO-9001.....................................  ISO is the International Standards
                                               Organisation responsible for drafting quality
                                               procedures. 9001 is the quality procedure for
                                               manufacturing.

Large Line-Size Market.......................  Market with 600 to 2,000 lines within the serviceable area of the NGDLC, generally in
                                               urban areas.

Line Cards...................................  A term commonly used to refer to service interfaces that terminate on plug-in circuit
                                               packs.

Local Exchange Terminal (LET)................  The term the Company uses to describe the terminal that is housed in the Central
                                               Office. Exchange is the international word
                                               for switch.

Local Loop...................................  A term used to describe the copper cables that connect a customer's phone to the
                                               Central Office.

MLT Remote Testing Capabilities..............  MLT or mechanized loop testing is a technique the telephone companies use to test a
                                               customer's telephone line. When a DLC is
                                               used, special interfaces must be developed to
                                               provide this test interface.

Next Generation Digital Loop Carrier           The next generation of DLC's, designed and
 (NGDLC).....................................  introduced in the market in the early 1990s to support telecommunications services over
                                               fiber-only networks in densely populated
                                               urban markets with 600 to 2,000 lines within
                                               the serviceable area of the NGDLC.

PCBA.........................................  Printed Circuit Board Assembly.

Plain Old Telephone Service (POTS)...........  Basic telephone service with no enhanced features such as call waiting, conference
                                               calling or call forwarding.

Printed Circuit Boards.......................  A fiberglass laminated board with etched copper traces.

RBOC.........................................  Regional Bell Operating Company.

Remote Service Terminal (RST)................  A term the Company uses to describe its outside enclosures located at or near the
                                               customers that are being served from it.

Small Line-Size Market.......................  Market with less than 600 lines within the serviceable area of the DLC, generally in
                                               rural and suburban areas.

Synchronous Data Channel Service (SDU).......  A low speed data interface for rates less than 64 Kbps.

Synchronous Optical Network (SONET)..........  A standard designed to establish a digital hierarchical network that enables the
                                               transmission of data over a consistent
                                               transport scheme at speeds up to 2.4 Gbps.

SONET OC3 Transceivers.......................  An optical bi-directional circuit pack operating at the SONET OC3 rate (155.52 Mbps)
                                               that meets the SONET requirements for
                                               inter-operability.

T1 Transceivers..............................  A transmitter and receiver (transceiver) for sending digital data at 1.544 Mbps over
                                               twisted pair cabling.

Universal Voice Grade Service (UVG)..........  A multipurpose circuit pack that fulfills a variety of interface requirements for modems,
                                               etc.

ITEM 2.  PROPERTIES

    The Company's administrative, sales and marketing, and product development headquarters are located in Petaluma, California, where the Company leases approximately 165,000 square feet under leases expiring beginning in March 2005. The Company believes its facilities are adequate for its current needs and for its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    ITRI

    In 1995, a dispute arose among the Company, ITRI and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary ASICs used in the manufacture of the UMC system. Pursuant to agreements with ITRI reached in 1994, design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

    On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks damages, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and another company as parties to the suit.

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

    The parties conducted discovery with respect to the royalty and ASIC supply issues during September and October 1996. A hearing on ITRI's motion for a preliminary injunction to require the Company to continue supplying ASICs and ITRI's motion to compel arbitration was held on November 22, 1996. In an order dated January 9, 1997, the court stayed the litigation and granted the ITRI parties' motion to compel arbitration. The court has promised, but not yet issued, an opinion explaining the nature and scope of its arbitration order, and has issued no ruling on the motion for a preliminary injunction.

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

    DSC

    From July 1993 until June 1996 the Company was involved in litigation with DSC. DSC had alleged, among other things, that the UMC technology contained or was derived from trade secrets and other proprietary technology of DSC. The parties entered into a Settlement Agreement and Mutual Releases dated as of June 24, 1996 (the "Settlement Agreement"), pursuant to which the litigation was terminated. Under the terms of the Settlement Agreement, the Company paid DSC an aggregate of $10.1 million and issued 725,787 shares of Common Stock to DSC. In addition, under the terms of the Settlement Agreement, AFC maintains all rights to the UMC technology free and clear of any claim by DSC. In July 1996, the Company borrowed approximately $7.1 million (representing the present value of the $8.5 million obligation) under a six-month term loan and repaid its remaining obligations under the Settlement Agreement. See "Item 6--Selected Consolidated Financial Data," "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Note 10 of Notes to Consolidated Financial Statements." The Company provided indemnification to certain stockholders in connection with the settlement of the DSC litigation. See "Item 13--Certain Relationships and Related Transactions."

    OTHER

    On June 20, 1995, two investment limited partnerships, Equity-Linked Investors, L.P. and Equity-Linked Investors, L.P. II (the "Plaintiffs"), filed a complaint against the Company in the United States District Court for the Southern District of New York. The Plaintiffs' complaint contains claims for breach of contract, promissory estoppel, and specific performance related to an alleged subordinated debt financing agreement. The Plaintiffs are affiliated with Desai Capital Management Incorporated ("Desai"). From March to June 1995, the Company was involved in negotiations with Desai regarding a proposed subordinated debt financing of the Company. On June 13, 1995, the Company's Board of Directors disapproved the proposed transaction. According to the Plaintiff's complaint, the Company had a binding commitment to proceed with the proposed financing. The complaint alleges that the Company committed to accept a $10 million to $15 million loan from the Plaintiffs in exchange for interest payments and warrants to purchase 350,000 shares of the Company's Series E Preferred Stock at $12.50 per share (not taking into account a two-for-one stock split in September 1995 and the further two-for-one stock split effected in August 1996). The complaint alleges damages of "at least the difference between their exercisable $12.50 per share price on 350,000 shares and the per share price of stock sold in any initial public offering."

    On July 12, 1995, and September 8, 1995, the Company filed motions to dismiss the case for lack of federal jurisdiction and failure to state a claim. The Company's motions to dismiss the case remain pending and undecided. There has been no discovery in the case, and no trial date is set.

    The Company denies the allegations of the Plaintiffs' complaint, specifically denies that there was any contract, and intends to contest the claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1996, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock has traded on the Nasdaq National Market under the symbol "AFCI" since October 1, 1996. The Company's initial public offering price was $25.00 per share. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market:

                                                                                    HIGH             LOW
                                                                                 -----------     -----------

Year Ending December 31, 1997:

  First Quarter (through January 23, 1997)...................................    $   55  5/8     $   47

Year Ending December 31, 1996:

  Fourth Quarter (beginning October 1, 1996).................................        61  1/4         44  1/2

    On January 23, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $53 1/4 per share. As of December 31, 1996 there were approximately 211 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving line of credit agreement requires the prior consent of the bank before payment of dividends by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and the discussion under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996 and consolidated balance sheet data as of December 31, 1995 and 1996 are derived from audited financial statements included in "Item 8--Financial Statements and Supplementary Data." The consolidated statement of operations data for the year ended December 31, 1993 and the consolidated balance sheet data as of December 31, 1993 and 1994 have been derived from audited financial statements not included herein. The consolidated statement of operations data for the period from May 29, 1992 to December 31, 1992 and balance sheet data as of December 31, 1992 have been derived from unaudited financial statements that are not contained herein but which reflect, in management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation thereof. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                 INCEPTION (MAY
                                                                  29, 1992) TO
                                                                  DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                                -----------------  ------------------------------------------
                                                                      1992           1993       1994       1995      1996(1)
                                                                -----------------  ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues......................................................      $     275      $     620  $  18,802  $  54,287  $ 130,193

Cost of revenues..............................................             38          2,574     14,124     33,469     73,950
                                                                        -----      ---------  ---------  ---------  ---------

  Gross profit (loss).........................................            237         (1,954)     4,678     20,818     56,243
                                                                        -----      ---------  ---------  ---------  ---------

Operating expenses:

  Research and development....................................            622          2,044      2,867      5,730     14,413

  Selling, general and administrative.........................            266          2,509      5,051      9,660     21,188

  DSC litigation costs........................................         --                784      4,551      1,623     18,947
                                                                        -----      ---------  ---------  ---------  ---------

    Total operating expenses..................................            888          5,337     12,469     17,013     54,548
                                                                        -----      ---------  ---------  ---------  ---------

Operating income (loss).......................................           (651)        (7,291)    (7,791)     3,805      1,695

Gain on dissolution (equity in loss) of joint venture, net....         --             --         --         (1,516)     1,516

Other income (expense), net...................................            (25)        --             26        149        872
                                                                        -----      ---------  ---------  ---------  ---------

Income (loss) before income taxes.............................           (676)        (7,291)    (7,765)     2,438      4,083

Income taxes (benefit)........................................         --             --         --             97     (3,154)
                                                                        -----      ---------  ---------  ---------  ---------

Net income (loss).............................................      $    (676)     $  (7,291) $  (7,765) $   2,341  $   7,237
                                                                        -----      ---------  ---------  ---------  ---------
                                                                        -----      ---------  ---------  ---------  ---------

Pro forma net income per share (2)............................                                           $    0.09  $    0.21
                                                                                                         ---------  ---------
                                                                                                         ---------  ---------

Shares used in per share computations (2).....................                                              27,329     34,282

                                                                                         DECEMBER 31,
                                                                  -----------------------------------------------------------
                                                                       1992          1993       1994       1995       1996
                                                                  ---------------  ---------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and marketable securities.............     $  --         $     450  $   3,858  $  11,118  $ 108,430

Working capital.................................................            77           466      6,809     18,770    145,338

Total assets....................................................           458         3,787     14,884     36,680    175,679

Redeemable convertible preferred stock..........................        --             9,152     23,546     37,777     --

Total stockholders' equity (deficit)............................          (661)       (7,952)   (15,706)   (15,765)   158,023

------------
(1) Includes a charge of $15.8 million to reflect a cash payment of $10.1 million and the issuance of 725,787 shares of Common Stock to DSC in settlement of outstanding litigation. See "Item 3--Legal Proceedings." Without this charge, operating income for the year ended December 31, 1996 would have been $17.5 million.

(2) See "Item 8--Note 1 of Notes to Consolidated Financial Statements" for an explanation of the determination of the number of shares used in computing pro forma net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, as set forth below in "Certain Factors That Might Affect Future Operating Results," are: (i) the limited history of operations and profitability of the Company, (ii) potential fluctuations in future operating results and seasonality, (iii) dependence on the telecommunications industry and small line-size market, (iv) risks associated with a concentrated product line, new products and rapid technological change,
(v) dependence on sole-source and other key suppliers, (vi) dependence on a limited number of third party manufacturers and support organizations, (vii) risks associated with competition, (viii) risks associated with pending litigation, (ix) risks associated with limited protection of proprietary technology and risk of third-party claims of infringement, (x) risk of failure to manage expanding operations, (xi) customer concentration, (xii) risks associated with international markets, including currency and economic risks,
(xiii) dependence on key personnel, (xiv) compliance with regulations and industry standards and (xv) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with "Item 8--Financial Statements and Supplementary Data."

OVERVIEW

    AFC designs develops, manufactures, markets and supports the UMC system, a cost-effective multi-feature digital loop carrier system developed to serve small line-size markets. The Company's UMC system is designed to enable telephone companies, cable companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber, coaxial cable and analog radio networks. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC in January 1994 and, accordingly, has a limited operating history.

    The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. As a result of these expenditures, combined with $25.9 million of expenses and settlement amounts recorded in connection with certain litigation with DSC which was settled in June 1996, the Company had an accumulated deficit of $6.2 million as of December 31, 1996. Although the Company achieved profitability for the years ended December 31, 1995 and 1996, there can be no assurance that the Company will sustain or increase its profitability in the future.

    The Company currently derives substantially all of its revenues from the UMC system and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, the UMC system due to product enhancements, introductions or announcements by the Company's competitors, a decline in the demand for the UMC system, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations. The Company derives a minor amount of revenue from royalties generated from the Company's various strategic relationships. Support revenues have been negligible since most systems shipped to date remain under the Company's initial two-year product warranty period.

    The Company sells its products worldwide, primarily through its direct sales force in the domestic market, and through its direct sales force, distributors and agents in international markets. In April 1994, the Company and a third party entered into a joint venture, pursuant to which a Hong Kong-based subsidiary was formed, 49% of which was owned by the Company and the remaining 51% of which was owned by the third party. In April 1996, the Company acquired the third party's interest in the subsidiary. As a result of this acquisition, the Company began consolidating the results of the Hong Kong-based subsidiary and of a China-based joint venture, 60% of which was owned by the subsidiary and 40% of which was owned by the joint venture partner. The change in accounting from the equity method to consolidation did not have a material impact on the Company's financial condition and results of operations in 1996. In August 1996, the Company and the China-based joint venture partner agreed to liquidate the joint venture. A charge for liquidation costs of $383,000 was recorded in the second half of 1996. The liquidation is expected to be completed during the first quarter of 1997 and is not expected to have a material impact on the Company's financial condition and results of operations. See "Item 8-- Note 2 of Notes to Consolidated Financial Statements."

    The Company's customers normally install a portion of the UMC system in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Accordingly, the Company believes that over time this seasonality will cause its revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, the Company currently believes that revenues in the quarter ended March 31, 1997 may be lower than revenues in the quarter ended December 31, 1996. See "--Quarterly Results of Operations."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       1994       1995       1996(1)
                                                                                     ---------  ---------  -----------
Revenues...........................................................................      100.0%     100.0%      100.0%
Cost of revenues...................................................................       75.1       61.7        56.8
                                                                                     ---------  ---------       -----
  Gross profit.....................................................................       24.9       38.3        43.2
                                                                                     ---------  ---------       -----
Operating expenses:
  Research and development.........................................................       15.2       10.6        11.1
  Selling, general and administrative..............................................       26.9       17.8        16.3
  DSC litigation costs.............................................................       24.2        3.0        14.5
                                                                                     ---------  ---------       -----
    Total operating expenses.......................................................       66.3       31.3        41.9
                                                                                     ---------  ---------       -----
Operating income (loss)............................................................      (41.4)       7.0         1.3
Gain on dissolution (equity in loss) of joint venture, net.........................     --           (2.8)        1.2
Other income, net..................................................................        0.1        0.3         0.6
                                                                                     ---------  ---------       -----
Income (loss) before income taxes..................................................      (41.3)       4.5         3.1
Income taxes (benefit).............................................................     --            0.2        (2.4)
                                                                                     ---------  ---------       -----
Net income (loss)..................................................................      (41.3)%       4.3%        5.5%
                                                                                     ---------  ---------       -----
                                                                                     ---------  ---------       -----

------------

(1) Includes a charge of $15.8 million to reflect a cash payment of $10.1 million and the issuance of 725,787 shares of Common Stock to DSC in settlement of outstanding litigation. See "Item 8--Note 10 of the Notes to the Consolidated Financial Statements." Without this charge, operating income as a percentage of revenues for the year ended December 31, 1996 would have been 13.4%.

1996 COMPARED WITH 1995

    REVENUES. Revenues increased 139.8% from $54.3 million in 1995 to $130.2 million for 1996. International revenues increased 276.7% from $7.2 million in 1995 to $27.1 million in 1996 and represented 13.2% and 20.8% of total revenues in 1995 and 1996, respectively. No single customer accounted for 10% or more of revenues in 1996. ALLTEL Supply, Inc. an affiliate of ALLTEL, an independent domestic telephone company, accounted for 15.7% of total revenues in 1995. No other single customer accounted for 10% or more of revenues in 1995. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    International and domestic revenues increased as a result of expansion of the Company's customer base and the introduction of new features in the UMC system. The increase in international revenues was partially due to higher sales levels in China resulting from the acquisition in April 1996 of the shares of the Company's Hong Kong-based subsidiary not previously owned by the Company (which resulted in the consolidation for financial reporting purposes of the Company's China-based operations) as well as increased levels of sales activity in China. The increase in international revenues was also attributable to sales to France Telecom, Hong Kong Telecom and Promon Electronics (Brazil).

    GROSS PROFIT. Gross profit is comprised of revenues less materials, manufacturing and warranty costs. Gross profit increased 170.2% from $20.8 million in 1995 to $56.2 million in 1996. As a percent of revenues, gross profits were 38.3% in 1995 and 43.2% in 1996. The improvement in gross margins was attributable to greater efficiencies in purchasing and manufacturing activities resulting from higher unit volumes. Also, the Company realized lower product costs as a result of engineering design improvements. Gross margins were negatively impacted in 1996 by the increased level of sales in China which generally have a lower gross margin due to the higher cost of distribution and price sensitivity as compared with other markets. In the future, gross margins may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

    RESEARCH AND DEVELOPMENT. Expenses relating to research and development activities increased 151.5% from $5.7 million in 1995 to $14.4 million in 1996. As a percentage of revenues, research and development expenses increased from 10.6% for 1995 to 11.1% in 1996. The increase resulted primarily from the hiring of additional personnel and the increased use of outside services for certain development efforts during 1996. The number of employees in research and development increased from 63 at December 31, 1995 to 124 at December 31, 1996. The increase in research and development expenses was also attributable to higher costs for material and test equipment used to develop and test new products and features. The Company expects that research and development expenditures generally will continue to increase in absolute dollars to support the continued development of new features and product cost reduction efforts. All research and development costs have been expensed as incurred.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 119.3% from $9.7 million in 1995 to $21.2 million in 1996. As a percentage of revenues, selling, general and administrative expenses decreased from 17.8% in 1995 to 16.3% in 1996. Costs in the sales and marketing area increased significantly from period to period reflecting the hiring of new employees, and commissions earned by the Company's sales force and outside international sales representatives as a result of higher revenue levels. The Company also increased its advertising and trade show participation in 1996. General and administrative expenses increased as a result of the expansion of the administrative staff in 1996, the legal costs incurred for the ITRI litigation and the additional costs associated with being a public company.

    DSC LITIGATION COSTS. Litigation expenses incurred in connection with the DSC litigation increased from $1.6 million for 1995 to $18.9 million for 1996. The increase is primarily attributable to the $15.8 million charge recorded in the second quarter of 1996 in connection with the final settlement of the DSC litigation. See "Item 8--Note 10 of Notes to the Consolidated Financial Statements."

    GAIN ON DISSOLUTION (EQUITY IN LOSS) OF JOINT VENTURE, NET. In 1996 and 1995, the Company made advances to a joint venture in which the Company had a 50% ownership interest. In April 1995, the Company made a loan of $1.0 million to the joint venture. During 1995 and the first quarter of 1996, the Company recorded its proportionate share of the joint venture's losses to the extent of the loan and advances. As a result, the loan and intercompany receivables were reduced to zero on the Company's balance sheet as of December 31, 1995. On December 23, 1996 the Company and the joint venture partner entered into an agreement to terminate the joint venture. In connection with the dissolution, the joint venture partner reimbursed the Company $1,683,000 for all loans and advances made by the Company to date. The reimbursement was recorded as a gain in the fourth quarter of 1996 and is reflected in gain on dissolution (equity in loss) of joint venture, net.

    OTHER INCOME, NET. Net other income increased from $149,000 in 1995 to $872,000 in 1996 and consisted primarily of interest income from the Company's cash and investments in marketable securities, net of interest expense on the Company's bank line of credit and short-term bank loan.

    INCOME TAXES (BENEFIT). An income tax benefit of $3.2 million was recorded for 1996 to reflect the benefit of the DSC litigation settlement and the decrease in the valuation allowance recorded against the Company's deferred tax assets. As of December 31, 1996, the Company has recorded no valuation allowance against its deferred tax assets because management believes such assets are realizable. For the second half of 1996, the Company recorded income taxes at an effective rate that approximates the combined federal and state statutory rates.

1995 COMPARED WITH 1994

    REVENUES. Revenues were $18.8 million and $54.3 million in 1994 and 1995, respectively. The Company began shipping the UMC 1000 in January 1994. The revenue level achieved in 1994 reflected initial market acceptance of the Company's product by independent telephone companies in the United States, as well as sales to a distributor in Mexico. The 189% increase in revenues in 1995 compared with 1994 resulted from growth in system sales of the UMC to an expanded customer base. During 1994, shipments to PTI, an independent domestic telephone company, accounted for approximately 27.0% of revenues. In 1995, the Company's largest customer, ALLTEL Supply, Inc., accounted for 15.7% of revenues. No other single customer accounted for 10% or more of revenues in 1994 or 1995. International revenues increased $3.6 million, or 99% from $3.6 million in 1994 to $7.2 million in 1995, and represented 19.2% and 13.2% of revenues in 1994 and 1995, respectively.

    GROSS PROFIT (LOSS). Gross profit increased from $4.7 million in 1994 to $20.8 million in 1995, respectively, and gross margins increased from 24.9% in 1994 to 38.3% in 1995. Gross margins improved in 1995 due to lower product costs resulting from engineering design improvements and greater efficiencies achieved in purchasing and manufacturing activities associated with higher unit volumes.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2.9 million and $5.7 million in 1994 and 1995, respectively. As a percentage of revenues, research and development expenses were 15.2% and 10.6% in 1994 and 1995, respectively. The Company increased its engineering staff to support continued product development and cost reductions during these periods from 38 to 63 employees at December 31, 1994 and 1995, respectively. The decrease in research and development expenses as a percentage of revenues from 1994 to 1995 was the result of the Company's rapid growth in revenues. All research and development costs have been expensed as incurred.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5.1 million and $9.7 million in 1994 and 1995, respectively. As a percentage of revenues, selling, general and administrative expenses were 26.9% and 17.8% in 1994 and 1995, respectively, with the decrease being the result of the increased revenue base. The increases in absolute dollars reflects the build up of the Company's domestic and international direct sales team, investments in customer support and marketing, costs associated with trade shows and other marketing efforts, expansion of the Company's administrative staff and installation of information, manufacturing and financial control systems.

    DSC LITIGATION COSTS. DSC litigation costs were $4.6 million and $1.6 million in 1994 and 1995, respectively. DSC litigation costs in 1994 included reserves for a possible settlement of $2.0 million. See "Item 8--Note 10 of Notes to Consolidated Financial Statements."

    GAIN ON DISSOLUTION (EQUITY IN LOSS) OF JOINT VENTURE, NET. During 1995, the Company made a loan of $1.0 million and other operating expense advances totaling approximately $516,000 to a joint venture in which the Company had a 50% ownership interest. In 1995, the Company recorded its proportionate share of the joint venture's losses to the extent of the loan and advances. As a result, the loan and intercompany receivables were reduced to zero on the Company's balance sheet as of December 31, 1995.

    OTHER INCOME, NET. Net other income was $26,000 and $149,000 in 1994 and 1995, respectively, and consisted of interest income from the Company's cash investments, net of interest expense on stockholder loans in 1994 and advances under the Company's bank line of credit in 1995.

    INCOME TAXES. Because of operating losses sustained in 1994, the Company did not provide for income taxes in that year, other than minimum California state franchise tax. In fiscal 1995, the provision for income taxes was $97,000 and consisted of the federal alternative minimum tax and the California minimum state franchise tax. See "Item 8--Note 7 of Notes to Consolidated Financial Statements."

QUARTERLY RESULTS OF OPERATIONS

    The following tables present unaudited quarterly financial information for the four quarters of 1995 and 1996. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                             QUARTER ENDED
                                              ----------------------------------------------------------------------------
                                               MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,
                                                 1995         1995         1995         1995         1996       1996 (1)
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues....................................   $   7,456    $  11,789    $  15,548    $  19,494    $  24,121    $  29,651

Cost of revenues............................       4,633        7,288        9,837       11,711       14,101       16,957
                                              -----------  -----------  -----------  -----------  -----------  -----------

Gross profit................................       2,823        4,501        5,711        7,783       10,020       12,694
                                              -----------  -----------  -----------  -----------  -----------  -----------

Operating expenses:

  Research and development..................       1,050        1,214        1,406        2,060        2,619        3,275

  Selling, general and administrative.......       1,681        2,281        2,471        3,227        3,545        4,356

  DSC litigation costs......................         358          392          324          549          691       18,256
                                              -----------  -----------  -----------  -----------  -----------  -----------

      Total operating expenses..............       3,089        3,887        4,201        5,836        6,855       25,887
                                              -----------  -----------  -----------  -----------  -----------  -----------

Operating income (loss).....................        (266)         614        1,510        1,947        3,165      (13,193)

Other income (expense):

  Gain on dissolution (equity in loss) of
    joint venture, net......................        (202)        (340)        (526)        (448)        (167)      --

  Other income (expense), net...............          26           15           (4)         112           84          (18)
                                              -----------  -----------  -----------  -----------  -----------  -----------

Income (loss) before income taxes...........        (442)         289          980        1,611        3,082      (13,211)

Income taxes (benefit)......................      --                2           39           56          910       (9,498)
                                              -----------  -----------  -----------  -----------  -----------  -----------

Net income (loss)...........................   $    (442)   $     287    $     941    $   1,555    $   2,172    $  (3,713)
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------  -----------  -----------


                                                                      AS A PERCENTAGE OF REVENUES
                                              ----------------------------------------------------------------------------

Revenues....................................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%

Costs of revenues...........................        62.1         61.8         63.3         60.1         58.5         57.2
                                              -----------  -----------  -----------  -----------  -----------  -----------

Gross profit................................        37.9         38.2         36.7         39.9         41.5         42.8
                                              -----------  -----------  -----------  -----------  -----------  -----------

Operating expenses:

  Research and development..................        14.1         10.3          9.0         10.6         10.9         11.0

  Selling, general and administrative.......        22.5         19.3         15.9         16.6         14.7         14.7

  DSC litigation costs......................         4.8          3.3          2.1          2.8          2.9         61.6
                                              -----------  -----------  -----------  -----------  -----------  -----------

      Total operating expenses..............        41.4         33.0         27.0         29.9         28.4         87.3
                                              -----------  -----------  -----------  -----------  -----------  -----------

Operating income (loss).....................        (3.6)         5.2          9.7         10.0         13.1        (44.5)

Other income (expense):

  Gain on dissolution (equity in loss) of
    joint venture, net......................        (2.7)        (2.9)        (3.4)        (2.3)        (0.7)      --

  Other income (expense), net...............         0.3          0.1       --              0.6          0.3         (0.1)
                                              -----------  -----------  -----------  -----------  -----------  -----------

Income (loss) before income taxes...........        (5.9)         2.5          6.3          8.3         12.8        (44.6)

Income taxes (benefits).....................      --           --              0.3          0.3          3.8        (32.1)
                                              -----------  -----------  -----------  -----------  -----------  -----------

Net income (loss)...........................        (5.9)%        2.5%         6.0%         8.0%         9.0%       (12.5)%
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------  -----------  -----------


                                               SEPT. 30,    DEC. 31,
                                                 1996         1996
                                              -----------  -----------

Revenues....................................   $  35,012    $  41,409
Cost of revenues............................      19,737       23,155
                                              -----------  -----------
Gross profit................................      15,275       18,254
                                              -----------  -----------
Operating expenses:
  Research and development..................       4,141        4,378
  Selling, general and administrative.......       5,608        7,679
  DSC litigation costs......................      --           --
                                              -----------  -----------
      Total operating expenses..............       9,749       12,057
                                              -----------  -----------
Operating income (loss).....................       5,526        6,197
Other income (expense):
  Gain on dissolution (equity in loss) of
    joint venture, net......................      --            1,683
  Other income (expense), net...............        (338)       1,144
                                              -----------  -----------
Income (loss) before income taxes...........       5,188        9,024
Income taxes (benefit)......................       1,984        3,450
                                              -----------  -----------
Net income (loss)...........................   $   3,204    $   5,574
                                              -----------  -----------
                                              -----------  -----------

Revenues....................................       100.0%       100.0%
Costs of revenues...........................        56.4         55.9
                                              -----------  -----------
Gross profit................................        43.6         44.1
                                              -----------  -----------
Operating expenses:
  Research and development..................        11.8         10.6
  Selling, general and administrative.......        16.0         18.5
  DSC litigation costs......................      --           --
                                              -----------  -----------
      Total operating expenses..............        27.8         29.1
                                              -----------  -----------
Operating income (loss).....................        15.8         15.0
Other income (expense):
  Gain on dissolution (equity in loss) of
    joint venture, net......................      --              4.1
  Other income (expense), net...............        (1.0)         2.7
                                              -----------  -----------
Income (loss) before income taxes...........        14.8         21.8
Income taxes (benefits).....................         5.6          8.3
                                              -----------  -----------
Net income (loss)...........................         9.2%        13.5%
                                              -----------  -----------
                                              -----------  -----------

------------

(1) Includes a charge of $15.8 million in the quarter ended June 30, 1996 to reflect a cash payment of $3.0 million paid in June 1996, additional cash payments of $7.1 million paid in July and the issuance of 725,787 shares of Common Stock to DSC in settlement of outstanding litigation. See "Item 3 -- Legal Proceedings." Without this charge, operating income for the quarter ended June 30, 1996 would have been $2.6 million, and as a percentage of revenues would have been 8.8%.

    The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

    The UMC system is sold primarily to telephone companies that install the UMC system as part of their access networks. Additions to those networks represent complex engineering projects which can require from three to twelve months from project conceptualization to completion. The UMC system typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. In developing countries, delays and reductions in the planned project development can be caused by additional factors, including reductions in capital availability due to declines in the local economy, currency fluctuations, priority changes in the government's budget and delays in receiving government approval for deployment of the UMC system in the local loop. The Company's expenditures for research and development, marketing and sales and the general and administrative functions are based in part on future revenue projections and in the near term are relatively fixed. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues. Accordingly, any significant decline in demand for the UMC system relative to planned levels could have a material adverse effect on the business, financial condition and results of operations in that quarter or subsequent quarters. All of the above factors are difficult to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in the Company's operating results may cause volatility in the price of the Company's Common Stock. Further, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    The components of the Company's capital resources and liquidity at December 31, 1995 and 1996 were as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------

Cash and cash equivalents...............................................  $  11,118  $  24,942

Marketable securities...................................................     --         83,488

Non-debt working capital, excluding cash and cash equivalents and
 marketable securities..................................................      7,652     36,908

    On January 24, 1997, the Company filed a Registration Statement on Form S-1 (no. 333-20369) with the Securities and Exchange Commission for the sale of 2,600,000 shares of the Company's Common Stock, of which 2,400,000 shares are being sold by certain Selling Stockholders and 200,000 shares are being sold by the Company.

    On October 1, 1996, the Company issued 5,175,000 shares of its common stock pursuant to an underwritten initial public offering which generated approximately $118.1 million of net proceeds. These proceeds were used to reduce debt of approximately $14.8 million and to provide resources for general working capital purposes. The balance was invested in cash equivalents and marketable securities.

    Prior to the Company's initial public offering, the Company had funded its operations primarily through a series of preferred stock financings. From its incorporation through September 1995, the Company completed five private financings of equity securities providing aggregate net proceeds of approximately $38.1 million. In September 1995, the Company repurchased and retired approximately $4.2 million of its outstanding preferred stock. Upon the consummation of the initial public offering, all shares of redeemable convertible preferred stock were converted into a total of 18,717,463 shares of Common Stock.

    In April 1995, the Company made a loan of $1.0 million to a joint venture owned 50% by the Company which bears interest at a rate of 5.5%. Beginning in fiscal 1995, the Company recorded its proportionate share of the joint venture's losses to the extent of the loan balance and advances made to the joint venture. As a result, the loan and advances to the joint venture were written off as of December 31, 1995. On December 23, 1996, the Company and the joint venture partner entered into an agreement to terminate the partnership. In connection with the dissolution, the joint venture partner reimbursed the Company $1,683,000 for all loans and advances made by the Company to date. The reimbursement was recorded as a gain in the fourth quarter of 1996 and is reflected in gain on dissolution (equity in loss) of joint venture, net in the accompanying financial statements.

    In April 1996, the Company purchased all of the stock outstanding in a 49%-owned subsidiary that had not previously been owned by the Company in exchange for 220,000 shares of the Company's Series F Preferred Stock and approximately $939,000 in cash.

    In June 1996, as part of the DSC litigation settlement, the Company paid $3.0 million in cash to DSC. In July 1996, the Company borrowed approximately $7.1 million under a six-month term loan with Bank of the West. The proceeds from the loan were used to pay the remaining obligations under the DSC litigation settlement. The loan had an interest rate of 5.75% and a $4.0 million compensating balance requirement. The loan was due in January 1997. In October 1996, the Company repaid the loan with the proceeds of the initial public offering. See "Item 3--Legal Proceedings" and "Item 8--Note 10 of Notes to Consolidated Financial Statements."

    The $6.2 million of cash used by operating activities during 1996 was primarily the result of increases in receivables and inventory. Receivables were higher by $21.4 million in 1996 because of increased revenues. The $5.7 million growth in inventory is in support of the higher revenue levels.

    Investing activities used $91.1 million of cash during 1996, primarily due to the investment of the proceeds of the Company's initial public offering and due to $8.4 million of capital expenditures offset by the $1.5 million net reimbursement from a joint venture. The Company continues to invest in capital equipment to support employee growth and research and development activities.

    Financing activities provided $111.2 million of cash in 1996. The Company's initial public offering generated $118.1 million of net proceeds. A portion of the proceeds were used to repay $7.7 million in outstanding balances under a line of credit agreement and $7.1 million outstanding under a six-month term loan arrangement with a bank. The Company borrowed under the term loan arrangement to fund a portion of the DSC litigation settlement.

    The Company has a $12.0 million line of credit with a bank bearing interest at prime plus 0.5%. The line of credit expired on November 15, 1996, but automatically renews for successive thirty day periods until terminated by written agreement. The amount available to the Company for borrowing under the line is based upon the balance of eligible accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million. The bank line requires the Company to comply with certain financial covenants. As of December 31, 1995 and 1996, no borrowings were outstanding under the bank line. At December 31, 1996, $1.6 million was reserved under the line for letters of credit and foreign exchange contracts. The Company also has lease lines totaling $5.2 million that were used to purchase equipment and furniture. There were no amounts left available under the lease lines as of December 31, 1996.

    The Company believes that its existing cash and short-term investments and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments for the next twelve months.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

    IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING ARE IMPORTANT FACTORS THAT SHOULD BE CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS.

    LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC in January 1994 and, accordingly, has a limited operating history. The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. As a result of these expenditures, combined with $25.9 million of expenses and settlement amounts recorded in connection with certain litigation with DSC Communications Corporation ("DSC") which was settled in June 1996, the Company had an accumulated deficit of $6.2 million as of December 31, 1996. Although the Company achieved profitability for the years ended December 31, 1995 and 1996, there can be no assurance that the Company will sustain or increase its profitability in the future. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3-- Legal Proceedings."

    POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

    The UMC system is sold primarily to telephone companies that install the UMC system as part of their access networks. Additions to those networks represent complex engineering projects which can require from three to twelve months from project conceptualization to completion. The UMC system typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including reductions in capital availability due to declines in the local economy, currency fluctuations, priority changes in the government's budget and delays in receiving government approval for deployment of the UMC system in the local loop. The Company's expenditures for research and development, marketing and sales, and general and administrative functions are based in part on future revenue projections and in the near term are relatively fixed. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues. Accordingly, any significant decline in demand for the UMC system relative to planned levels could have a material adverse effect on the Company's business, financial condition and results of operations in that quarter or subsequent quarters. All of the above factors are difficult to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in the Company's operating results may cause volatility in the price of the Company's Common Stock.

Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

    The Company's customers normally install a portion of the UMC system in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Accordingly, the Company believes that over time this seasonality will cause its revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, the Company currently believes that revenues in the quarter ended March 31, 1997 may be lower than revenues in the quarter ended December 31, 1996. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations."

    DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY AND SMALL LINE-SIZE MARKET. The Company's customers are concentrated in the public carrier telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line-size markets of the United States and developing countries. Historically, these markets have had little access to the advanced services that can be made available through the UMC system and, accordingly, there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. Furthermore, there can be no assurance that the UMC system will find widespread acceptance among the telephone companies and other potential customers in small line-size markets or that such customers and potential customers will not adopt alternative architectures or technologies that are incompatible with the UMC technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that telephone companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC system. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1-- Business--Markets and Customers" and "--Competition."

    CONCENTRATED PRODUCT LINE, NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The Company currently derives substantially all of its revenues from the UMC system and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, the UMC system due to product enhancements, introductions or announcements by the Company's competitors, a decline in the demand for the UMC system, product obsolescence or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance the UMC technology and to develop and introduce, on a timely basis, new products and feature enhancements that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

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

    The Company has experienced delays in completing development and introduction of new products, product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. Furthermore, the UMC system contains a significant amount of complex software that may contain undetected or unresolved errors as products are introduced or as new versions are released. The Company has in the past discovered software errors in certain UMC system installations. There can be no assurance that, despite significant testing by the Company, software errors will not be found in new enhancements of the UMC system after commencement of shipments, resulting in delays in or loss of market acceptance, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1--Business--Competition" and "-- Research and Product Development."

    DEPENDENCE ON SOLE-SOURCE AND OTHER KEY SUPPLIERS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codecs, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company encountered supply delays for codecs in the second quarter of 1994 which resulted in delayed shipments of the UMC system, and there can be no assurance that similar shortages will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1-- Business--Manufacturing."

    DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors that manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd. and Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.) to manufacture the Company's printed circuit board assemblies; (ii) Paragon, Inc. to manufacture backplanes and channel bank assemblies and (iii) Sonoma Metal Products, Inc. and Cowden Metal San Jose, Inc. to manufacture the outside cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all. See "Item 1--Business--Manufacturing."

    The Company also relies on Point-to-Point Communications, Inc. ("Point-to-Point"), a third-party support organization, to provide first-line technical assistance and post-sales support to AFC customers. There can be no assurance that Point-to-Point will be able to provide the level of customer support demanded by the Company's existing or potential customers. See "Item 1--Business--Sales, Marketing and Customer Support."

    COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to, among other things, whether ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system to new member companies and whether AFC has terminated or may terminate such agreements and the rights, if any, of the member companies thereunder. Depending on the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system. Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future. See "Item 1--Business--Competition," "--Proprietary Rights and Licenses" and "Item 3--Legal Proceedings."

    RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings including the litigation between the Company and ITRI and certain of its member companies arising primarily out of a dispute regarding the payment of royalties and the supply of ASICS under the agreements between the Company and ITRI. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to these proceedings, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlements, are uncertain and there can be no assurance to that effect. See "Item 1--Business--Competition" and "Item 3--Legal Proceedings."

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

    The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In June 1996, the Company settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. See "Item 3--Legal Proceedings." In the future the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. See "Item 1--Business-- Proprietary Rights and Licenses."

    RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has recently experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of future growth, if such growth occurs, may require the Company to implement expanded or new management and accounting systems. In connection with the Company's recent growth, management has begun evaluation of new management and accounting systems and intends to begin implementing such systems in 1997. There can be no assurance that the Company will complete such evaluation or implementation on a timely basis. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that any such activities can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion. See "Item 1--Business-- Employees" and "Item 10--Executive Officers, Key Employees and Directors."

    CUSTOMER CONCENTRATION. Approximately 15.7% and 8.1% of the Company's revenues in 1995 and 1996, respectively, were derived from sales to ALLTEL Supply, Inc., an affiliate of ALLTEL, an indepen-dent domestic telephone company. In 1995 and 1996, the Company's five largest customers accounted for approximately 37% and 28% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1--Business--Markets and Customers."

    RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 13.2% and 20.8% of the Company's total revenues in 1995 and 1996, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could have a material adverse effect on the Company's business, financial condition and results of operations.

    International telephone companies are in many cases owned or strictly regulated by local regulatory authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. In addition, the Company's bids for business in certain international markets typically will require the Company to post bid and performance bonds and to incur contract penalties should the Company fail to meet production and delivery time schedules on large orders. The failure of the Company to meet these schedules could result in the loss of collateral posted for the bonds or financial penalties which could adversely affect the Company's business, financial condition and results of operations.

    The Company's international sales currently are primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. For example, increases in the value of the U.S. dollar relative to the Mexican peso in late 1994 resulted in a significant decrease in sales of the UMC system to Telefonos de Mexico for 1995. Furthermore, operating in international markets subjects the Company to certain additional risks, including unexpected changes in regulatory requirements, political and economic conditions, tariffs or other barriers, difficulties in staffing and managing international operations, exchange rate fluctuations, potential exchange and repatriation controls on foreign earnings, potentially negative tax consequences, longer sales and payment cycles and difficulty in accounts receivable collection. In addition, any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations. In order to compete in international markets, the Company will need to comply with various regulations and standards. See "Item 3--Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1--Business--Markets and Customers" and "--Sales, Marketing and Customer Support."

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon a number of key technical and management employees. In particular, the Company's success depends in large part on the knowledge, expertise and services of its co-founders: Donald Green, Chairman of the Board and Chief Executive Officer; James T. Hoeck, Vice President, Advanced Development; and John W. Webley, Vice President, Advanced Development. The loss of the services of any of these persons or other key employees of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with, or key person life insurance for, any of its employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. There can be no assurance that the

Company will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require. See "Item 10--Executive Officers, Key Employees and Directors."

    COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. The standards in the United States are determined by the Federal Communications Commission ("FCC"), by Underwriters Laboratories, by independent telephone companies and by Bell Communications Research ("Bellcore"). In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and with requirements established by the individual regional carriers which specify how equipment that is connected to their local networks must operate. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute. These standards are implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse affect on the Company's business, financial condition and results of operations.

    In addition, the Company will need to ensure that its products are easily integrated with the carriers' network management systems. The Regional Bell Operating Companies ("RBOCs"), which represent a large segment of the U.S. telecommunications market, in many cases require that equipment integrated into their networks be tested by Bellcore, indicating that the products are interoperable with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore testing requires significant investments in resources to achieve compliance. The UMC system completed a Bellcore technical audit and was found to meet applicable requirements. The failure to maintain such compliance or to obtain it on new features released in the future could have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company has not received ISO certification, which certifies that design and manufacturing processes adhere to certain established standards. Many telecommunications service providers, particularly in international markets, will not purchase products from suppliers that have not received ISO certification. Accordingly, until it is able to obtain ISO certification, the Company may be precluded from selling its products to these service providers and its ability to compete with other suppliers of communications equipment may be adversely affected. The Company has initiated the formal process of applying for ISO-9001 certification and expects to complete the audit process during 1997. ISO-9001 addresses quality assurance in design, development, production, installation and service. There can be no assurance as to when or if the Company will receive such certification. The failure to obtain such certification may preclude the Company from selling the UMC system in certain markets.

    The U.S. Congress recently passed new regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any regulatory changes will not have a material adverse effect on the demand for the UMC system. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC system. See "Item 1--Business--Compliance with Regulatory and Industry Standards."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

Independent Auditors' Report...............................................................................         37

Consolidated Balance Sheets as of December 31, 1995 and 1996...............................................         38

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.................         39

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for
  the years ended December 31, 1994, 1995 and 1996.........................................................         40

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.................         41

Notes to Consolidated Financial Statements.................................................................         42

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Fibre Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Advanced Fibre Communications, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 20, 1997

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents, including restricted cash of
    $1,730 and $150 in 1995 and 1996, respectively........................................  $   11,118  $   24,942
  Marketable securities...................................................................      --          83,488
  Accounts receivable.....................................................................      10,993      32,779
  Inventories.............................................................................      10,149      17,349
  Deferred income taxes...................................................................      --           2,889
  Prepaid expenses........................................................................         132         742
                                                                                            ----------  ----------
    Total current assets..................................................................      32,392     162,189
Property and equipment, net...............................................................       1,828       9,589
Other assets..............................................................................       2,460       3,901
                                                                                            ----------  ----------
      Total assets........................................................................  $   36,680  $  175,679
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                    STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................................................................  $    7,121  $    8,799
  Accrued liabilities.....................................................................       6,501       8,052
                                                                                            ----------  ----------
    Total current liabilities.............................................................      13,622      16,851
Long-term liabilities.....................................................................       1,046         805
Redeemable convertible preferred stock, $0.01 par value; 35,345,816 shares authorized in
  1995; 17,011,204 shares issued and outstanding in 1995..................................      37,777      --
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 5,000,000 shares authorized in 1996; no shares issued
    and outstanding in 1996...............................................................      --          --
  Common stock, $0.01 par value; 84,654,184 and 100,000,000 shares authorized in 1995 and
    1996, respectively; 5,015,168 and 32,649,607 shares issued and outstanding in 1995 and
    1996, respectively....................................................................          50         326
  Additional paid-in capital..............................................................      (2,248)    164,002
  Notes receivable from stockholders......................................................        (176)       (151)
  Accumulated deficit.....................................................................     (13,391)     (6,154)
                                                                                            ----------  ----------
    Total stockholders' equity (deficit)..................................................     (15,765)    158,023
                                                                                            ----------  ----------
      Total liabilities, redeemable convertible preferred stock, and stockholders' equity
        (deficit).........................................................................  $   36,680  $  175,679
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  ----------
Revenues........................................................................  $  18,802  $  54,287  $  130,193
Cost of revenues................................................................     14,124     33,469      73,950
                                                                                  ---------  ---------  ----------
    Gross profit................................................................      4,678     20,818      56,243
                                                                                  ---------  ---------  ----------
Operating expenses:
  Research and development......................................................      2,867      5,730      14,413
  Selling, general, and administrative..........................................      5,051      9,660      21,188
  DSC litigation costs..........................................................      4,551      1,623      18,947
                                                                                  ---------  ---------  ----------
    Total operating expenses....................................................     12,469     17,013      54,548
                                                                                  ---------  ---------  ----------
    Operating income (loss).....................................................     (7,791)     3,805       1,695
Other income (expense):
  Gain on dissolution (equity in loss) of joint venture, net....................     --         (1,516)      1,516
  Other income, net.............................................................         26        149         872
                                                                                  ---------  ---------  ----------
    Income (loss) before income taxes...........................................     (7,765)     2,438       4,083
Income taxes (benefit)..........................................................     --             97      (3,154)
                                                                                  ---------  ---------  ----------
    Net income (loss)...........................................................  $  (7,765) $   2,341  $    7,237
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Pro forma net income per share..................................................             $    0.09  $     0.21
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Shares used in per share computations...........................................                27,329      34,282

          See accompanying notes to consolidated financial statements.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF REDEEMABLE
         CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                       REDEEMABLE
                                  CONVERTIBLE PREFERRED
                                          STOCK               COMMON STOCK       ADDITIONAL
                                  ---------------------  ----------------------    PAID-IN    NOTES RECEIVABLE   ACCUMULATED
                                    SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL    FROM STOCKHOLDERS    DEFICIT
                                  ----------  ---------  ---------  -----------  -----------  -----------------  ------------
Balances as of December 31,
  1993..........................  10,152,908  $   9,145  3,006,472   $      30    $     (15)      $  --           $   (7,967)
Issuance of preferred stock.....   3,000,000      7,436     --          --           --              --               --
Conversion of notes payable to
  preferred stock...............     200,000        500     --          --           --              --               --
Issuance of preferred stock.....   2,080,000      6,465     --          --           --              --               --
Exercise of common stock
  options and warrants..........      --         --         86,252           1           10          --               --
Net loss........................      --         --         --          --           --              --               (7,765)
                                  ----------  ---------  ---------       -----   -----------          -----      ------------
Balances as of December 31,
  1994..........................  15,432,908     23,546  3,092,724          31           (5)         --              (15,732)
Issuance of preferred stock.....   2,193,540     14,539     --          --           --              --               --
Repurchase of preferred stock...    (615,244)      (308)    --          --           (3,848)         --               --
Sale of common stock for notes
  receivable....................      --         --        563,600           6          170            (176)          --
Exercise of common stock options
  and warrants..................      --         --      1,358,844          13        1,435          --               --
Net income......................      --         --         --          --           --              --                2,341
                                  ----------  ---------  ---------       -----   -----------          -----      ------------
Balances as of December 31,
  1995..........................  17,011,204     37,777  5,015,168          50       (2,248)           (176)         (13,391)
Issuance of preferred stock.....     220,000      1,540     --          --           --              --               --
Issuance of common stock in
  settlement of litigation......      --         --        725,787           7        8,986          --               --
Exercise of common stock options
  and warrants..................      --         --      3,016,189          30          112          --               --
Initial public offering of
  common stock..................                         5,175,000          52      118,022
Conversion of preferred stock to
  common stock..................  (17,231,204)   (39,317) 18,717,463        187      39,130          --               --
Payment of notes receivable from
  stockholder...................      --         --         --          --           --                  25           --
Net income......................      --         --         --          --           --              --                7,237
                                  ----------  ---------  ---------       -----   -----------          -----      ------------
Balances as of December 31,
  1996..........................      --      $  --      32,649,607  $     326    $ 164,002       $    (151)      $   (6,154)
                                  ----------  ---------  ---------       -----   -----------          -----      ------------
                                  ----------  ---------  ---------       -----   -----------          -----      ------------


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                    (DEFICIT)
                                  -------------
Balances as of December 31,
  1993..........................    $  (7,952)
Issuance of preferred stock.....       --
Conversion of notes payable to
  preferred stock...............       --
Issuance of preferred stock.....       --
Exercise of common stock
  options and warrants..........           11
Net loss........................       (7,765)
                                  -------------
Balances as of December 31,
  1994..........................      (15,706)
Issuance of preferred stock.....       --
Repurchase of preferred stock...       (3,848)
Sale of common stock for notes
  receivable....................       --
Exercise of common stock options
  and warrants..................        1,448
Net income......................        2,341
                                  -------------
Balances as of December 31,
  1995..........................      (15,765)
Issuance of preferred stock.....       --
Issuance of common stock in
  settlement of litigation......        8,993
Exercise of common stock options
  and warrants..................          142
Initial public offering of
  common stock..................      118,074
Conversion of preferred stock to
  common stock..................       39,317
Payment of notes receivable from
  stockholder...................           25
Net income......................        7,237
                                  -------------
Balances as of December 31,
  1996..........................    $ 158,023
                                  -------------
                                  -------------

          See accompanying notes to consolidated financial statements.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1994       1995       1996
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $  (7,765) $   2,341  $   7,237
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Noncash portion of litigation settlement........................................     --         --         12,807
    Deferred income taxes...........................................................     --         --         (3,679)
    Depreciation and amortization...................................................        199        547        956
    Equity in loss (gain on dissolution) of joint venture, net......................     --          1,516     (1,149)
    Changes in operating assets and liabilities:
      Accounts receivable...........................................................     (4,815)    (5,802)   (21,403)
      Inventories...................................................................     (2,513)    (5,529)    (5,714)
      Prepaid expenses and other assets.............................................       (109)      (169)      (588)
      Accounts payable..............................................................      1,266      4,516      1,602
      Accrued liabilities...........................................................      3,215      1,626      3,442
      Long-term liabilities.........................................................        (30)       (17)       258
                                                                                      ---------  ---------  ---------
        NET CASH USED IN OPERATING ACTIVITIES.......................................    (10,552)      (971)    (6,231)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of marketable securities............................................     --         --        (83,488)
  Acquisition of technology license.................................................     --         (1,000)    --
  Purchase of property and equipment................................................       (452)    (1,084)    (8,367)
  Reimbursement of loans (advances) to joint venture................................     --         (1,516)     1,516
  Business acquisition, net of cash acquired........................................     --         --           (783)
                                                                                      ---------  ---------  ---------
        NET CASH USED IN INVESTING ACTIVITIES.......................................       (452)    (3,600)   (91,122)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings.....................................................     --          1,550     16,806
  Repayment of bank borrowings......................................................     --         (1,550)   (16,806)
  Prepayment of long-term portion of litigation settlement..........................     --         --         (7,064)
  Proceeds from stockholder loans...................................................      1,000     --         --
  Repayment of stockholder loans....................................................       (500)    --         --
  Proceeds from initial public offering of common stock.............................     --         --        118,074
  Proceeds from issuance of redeemable convertible preferred stock..................     13,901     14,539     --
  Repurchase of redeemable convertible preferred stock..............................     --         (4,156)    --
  Proceeds from exercise of common stock options and warrants.......................         11      1,448        167
                                                                                      ---------  ---------  ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...................................     14,412     11,831    111,177
                                                                                      ---------  ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS...............................................      3,408      7,260     13,824

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................        450      3,858     11,118
                                                                                      ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..............................................  $   3,858  $  11,118  $  24,942
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
NONCASH FINANCING AND INVESTING ACTIVITIES:
  Conversion of notes payable to redeemable convertible preferred stock.............  $     500  $  --      $  --
  Issuance of common stock for notes receivable.....................................     --            176     --
  Deferred portion of technology license fee........................................     --          1,500     --
  Issuance of preferred stock for business acquisition..............................     --         --          1,540
CASH PAID:
  Interest..........................................................................         21         37        398
  Income taxes......................................................................     --         --            265

          See accompanying notes to consolidated financial statements.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Advanced Fibre Communications, Inc. (the "Company") operates in one business segment and designs, develops, manufactures, markets, and supports the Universal Modular Carrier 1000-TM- (the UMC system), a cost-effective, multi-feature digital loop carrier system developed to serve small line-size markets. The Company's UMC system is designed to enable telephone companies, cable companies, and other service providers to connect subscribers to the central office switch for voice and data communications over copper wire, fiber optic cable, coaxial cable and analog radio networks.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's investments in 50% or less owned joint ventures are accounted for under the equity method.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are generally invested in money market funds, are classified as available-for-sales securities and their cost approximates their market value. Included in cash and cash equivalents is $833,000 and $150,000 as of December 31, 1995 and 1996, respectively, held in escrow as collateral for bonds on certain contracts. Also included in cash and cash equivalents as of December 31, 1995 is $897,000 held in escrow related to sales to a particular customer pending resolution of the litigation described in Note 10.

    MARKETABLE SECURITIES

    All marketable securities are classified as available-for-sale and are stated at estimated fair value. Unrealized gains and losses were immaterial as of December 31, 1996, and realized gains and losses were immaterial for the year ended December 31, 1996.

    INVENTORIES

    Inventories are valued at the lower of first-in, first-out cost or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally five to seven years, of the related assets.

    REVENUE RECOGNITION

    Revenue is generally recognized when products are shipped. Product returns and uncollectible accounts have been insignificant to date.

    WARRANTY

    The Company provides for estimated warranty costs at the time of sale.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

    EQUITY-BASED COMPENSATION PLANS

    The Company accounts for equity-based compensation plans using the intrinsic value method.

    PRO FORMA NET INCOME PER SHARE

    Pro forma net income per share is computed using the weighted average number of shares of common stock and redeemable convertible preferred stock, on an as-if converted basis, outstanding and common equivalent shares from options and warrants to purchase common stock using the treasury stock method, when dilutive. In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, such computations included all common and common equivalent shares issued within the 12 months preceding the initial public offering ("IPO") date as if they were outstanding for all prior periods presented using the treasury stock method and the estimated IPO price.

    CONCENTRATION OF CREDIT RISK

    Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company manufactures and sells its products principally to telephone companies. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral. For international shipments, the Company generally requires prepayment or letters of credit.

    USE OF ESTIMATES

    The Company has made a number of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, effective January 1, 1996. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 2 -- JOINT VENTURES

    ADVANCED ACCESS LABS

    During fiscal 1994, the Company entered into a joint venture partnership, Advanced Access Labs, with a stockholder. The joint venture designed and developed a product to allow telephone services to be provided over existing cable TV coaxial systems as well as other transmission media. The Company contributed the right to use its technology in exchange for a 50% ownership in the joint venture partnership. During 1995, the Company loaned $1,000,000 to the joint venture. In addition, during 1995 and 1996, the Company made other net advances to the joint venture totaling $516,000 and $167,000, respectively. The Company has recorded its proportionate share of the joint venture's losses to the extent of the Company's loans and advances therein. As a consequence, the Company's loans and advances to the joint venture had been reduced to zero.

    On December 23, 1996, the Company and the joint venture partner entered into an agreement to terminate the partnership. In connection with the dissolution, the joint venture partner reimbursed the Company $1,683,000 for all loans and advances made by the Company to date. The reimbursement was recorded as a gain and is reflected in gain on dissolution (equity in loss) of joint venture, net in the accompanying consolidated financial statements. In addition, the Company and the joint venture partner entered into a License and Marketing Agreement and an OEM Agreement.

    AFTEK HONG KONG

    On April 11, 1996, the Company acquired all of the outstanding shares of AFTEK Hong Kong, of which the Company had previously been a 49% stockholder. AFTEK Hong Kong is a holding company that owns 60% of a joint venture, AFTEK Hangzhou, that is licensed to manufacture and sell the Company's telecommunications equipment in China. Total consideration consisted of the following (in thousands):

Issuance of Series F preferred stock.........................  $   1,540
Cash paid to retire note payable.............................        939
Acquisition costs incurred...................................         79
                                                               ---------
                                                               $   2,558
                                                               ---------
                                                               ---------

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

    Historical results of AFTEK Hong Kong and pro forma results of operations giving effect to the acquisition have not been presented because such information is immaterial in relation to the Company's results of operations.

    On August 10, 1996, AFTEK Hong Kong and its joint venture partner agreed to liquidate AFTEK Hangzhou. The partners appointed a liquidation committee to facilitate the liquidation procedures and to ensure that the liquidation is completed in accordance with the relevant stipulations contained in the joint venture agreement. The Company has recorded a provision of approximately $383,000 reflecting the reduction in the net realizable value of AFTEK Hong Kong's interest in the joint venture's net assets to be distributed upon liquidation.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 2 -- JOINT VENTURES (CONTINUED)
    The Company had sales to AFTEK Hong Kong of $2,020,000 in 1995.

NOTE 3 -- MARKETABLE SECURITIES

    Marketable securities were comprised of the following as of December 31, 1996 (in thousands):

                                                                                    FAIR
                                                                                    VALUE
                                                                                  ---------
Municipal debt securities.......................................................  $  61,488
Corporate debt securities.......................................................     22,000
                                                                                  ---------
Total marketable securities.....................................................  $  83,488
                                                                                  ---------
                                                                                  ---------

    The fair value of securities maturing in one year or less and those maturing between one year and five years was $54,128,000 and $29,360,000, respectively.

NOTE 4 -- INVENTORIES

    The major components of inventories are as follows (in thousands):

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1995       1996
                                                                    ---------  ---------
Raw materials.....................................................  $   5,155  $   7,631
Work-in-progress..................................................        899        155
Finished goods....................................................      4,095      9,563
                                                                    ---------  ---------
                                                                    $  10,149  $  17,349
                                                                    ---------  ---------
                                                                    ---------  ---------

NOTE 5 -- PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1995       1996
                                                                       ---------  ---------
Furniture and fixtures...............................................  $     375  $   1,266
Computer and office equipment........................................      1,204      4,306
Engineering equipment................................................        865      5,508
                                                                       ---------  ---------
                                                                           2,444     11,080
Less: accumulated depreciation.......................................        616      1,491
                                                                       ---------  ---------
  Net property and equipment.........................................  $   1,828  $   9,589
                                                                       ---------  ---------
                                                                       ---------  ---------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 6 -- ACCRUED LIABILITIES

    A summary of accrued liabilities follows (in thousands):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1995       1996
                                                                       ---------  ---------
DSC litigation costs.................................................  $   2,674  $  --
Warranty.............................................................        852      2,550
Other................................................................      2,975      5,502
                                                                       ---------  ---------
                                                                       $   6,501  $   8,052
                                                                       ---------  ---------
                                                                       ---------  ---------

NOTE 7 -- INCOME TAXES

    A summary of the components of income taxes (benefit) follows (in thousands):

                                                                   CURRENT    DEFERRED     TOTAL
                                                                 -----------  ---------  ---------
Year ended December 31, 1995:
  Federal......................................................   $      82   $  --      $      82
  State........................................................          15      --             15
                                                                      -----   ---------  ---------
                                                                  $      97   $  --      $      97
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------

Year ended December 31, 1996:
  Federal......................................................   $     523   $  (2,764) $  (2,241)
  State........................................................           2        (915)      (913)
                                                                      -----   ---------  ---------
                                                                  $     525   $  (3,679) $  (3,154)
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------

    Income taxes (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1994       1995       1996
                                                                  ---------  ---------  ---------
Income taxes (benefit) at statutory rate........................  $  (2,640) $     829  $   1,388
Current losses and temporary differences for which no benefit
  was recognized................................................      2,640     --            476
Alternative minimum tax.........................................     --             82     --
State taxes net of federal benefit..............................     --             15       (167)
Change in valuation allowance...................................     --           (847)    (4,687)
Other...........................................................     --             18       (164)
                                                                  ---------  ---------  ---------
                                                                  $  --      $      97  $  (3,154)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 7 -- INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                   1994       1995       1996
                                                                 ---------  ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.............................  $   4,099  $   3,316  $  --
  DSC settlement costs.........................................     --         --          1,257
  Allowances and accruals......................................      1,789      1,914      1,618
  Research tax credit carryforwards............................        374     --            588
  Other........................................................         52          6        216
                                                                 ---------  ---------  ---------
                                                                     6,314      5,236      3,679
Deferred tax liability -- investment in joint venture..........     --           (549)    --
                                                                 ---------  ---------  ---------
                                                                     6,314      4,687      3,679
Less valuation allowance.......................................     (6,314)    (4,687)    --
                                                                 ---------  ---------  ---------
Net deferred tax asset.........................................  $  --      $  --      $   3,679
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of approximately $4,687,000. Management believes that a valuation allowance is not required, based upon current and projected profitability of the Company.

    The Company has research credit carryforwards for federal income tax return purposes of approximately $588,000. The federal research credit carryforwards expire from 2008 through 2011. The Company also has California manufacturing credits of approximately $276,000; which expire from 2002 through 2004.

    The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to restriction pursuant to these provisions.

NOTE 8 -- BANK BORROWINGS

    The Company has a revolving line of credit with a bank providing for borrowings up to $12,000,000 at an interest rate of prime plus 0.5%. Borrowings under the line are secured by the Company's accounts receivable. The line of credit expired on November 15, 1996, but automatically renews for successive thirty day periods until terminated by written agreement. The line of credit agreement also contains covenants that require the Company to maintain certain financial ratios. As of December 31, 1996, the Company was in compliance with the covenants contained in the agreement. As of December 31, 1995 and 1996, no borrowings were outstanding under the line of credit, and $1,642,000 was reserved for letters of credit and foreign exchange contracts.

    In July 1996, the Company borrowed approximately $7,106,000 under a six-month term loan bearing interest at 5.75%. The proceeds from the loan were used to pay the remaining obligations under the DSC litigation settlement (See
Note 10). The loan had a $4.0 million compensating balance requirement. The loan was repaid in October 1996 with a portion of the proceeds from the IPO.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 9 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

    IPO

    In October 1996, the Company issued 5,175,000 shares of its common stock pursuant to the IPO, which generated approximately $118,074,000 of net proceeds to the Company.

    In conjunction with the IPO, 17,231,204 shares of outstanding redeemable convertible preferred stock were converted into a total of 18,717,463 shares of common stock. Prior to the IPO, the Company had outstanding six series of redeemable convertible preferred stock.

    COMMON STOCK WARRANTS

    Warrants to purchase shares of common stock were issued to investors as part of the preferred stock agreements. The warrants expire beginning in 1998 and ending in 2000 and are summarized as follows:

                                                                                   EXERCISE
                                                                       NUMBER        PRICE
                                                                      OF SHARES    PER SHARE
                                                                     -----------  -----------
Warrants outstanding as of December 31, 1994.......................    6,496,204  $ 0.03-1.17
  Issued...........................................................       30,068     7.00
  Exercised........................................................   (1,305,192)   0.03-1.17
                                                                     -----------
Warrants outstanding as of December 31, 1995.......................    5,221,080    0.03-7.00
  Exercised........................................................   (2,599,763)   0.03-1.17
  Retired..........................................................      (47,541)   0.03-1.17
                                                                     -----------
Warrants outstanding as of December 31, 1996.......................    2,573,776    0.03-7.00
                                                                     -----------
                                                                     -----------

    COMMON STOCK OPTIONS

    The Company's 1996 Stock Incentive Plan (the "1996 Plan") is intended to serve as the successor equity incentive program to the Company's 1993 Stock Option/Stock Issuance Plan (the "Predecessor Plan"). As of December 31, 1996, a total of 7,008,142 shares of Common Stock were authorized for issuance under the 1996 Plan. This share reserve is comprised of (i) the shares which remained available for issuance under the Predecessor Plan, including the shares subject to outstanding options thereunder, plus (ii) an additional increase of 1,000,000 shares. In addition, the share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 1997 calendar year, by an amount equal to 3% of the number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year. Options generally vest 20% on the first anniversary date and ratably over the following 48 months. The options expire 10 years from the date of grant and are normally canceled three months after termination of employment.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 9 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    A summary of the Company's stock option plan activity is presented below:

                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                                             1995                     1996
                                                                    -----------------------  -----------------------
                                                                                 WEIGHTED                 WEIGHTED
                                                           1994                   AVERAGE                  AVERAGE
                                                        ----------               EXERCISE                 EXERCISE
OPTIONS                                                   SHARES      SHARES       PRICE       SHARES       PRICE
------------------------------------------------------  ----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year......................   1,608,000   2,734,280   $    0.14    3,890,016   $    0.35
Granted...............................................   1,238,080   1,274,036        0.81    1,083,082       12.33
Exercised.............................................     (21,780)    (53,652)       0.21     (416,426)       0.17
Canceled..............................................     (90,020)    (64,648)       0.24     (243,128)       1.21
                                                        ----------  ----------               ----------
Outstanding at end of year............................   2,734,280   3,890,016        0.35    4,313,544        3.32
Options exercisable at year end.......................               1,189,402                1,705,659
Weighted average fair value of options granted
  during the year.....................................                                0.21                     5.89

    The following table summarizes information about stock options outstanding as of December 31, 1996:

                                 WEIGHTED
      RANGE                       AVERAGE    WEIGHTED
       OF            NUMBER      REMAINING    AVERAGE     NUMBER
    EXERCISE       OUTSTANDING  CONTRACTUAL  EXERCISE   EXCERCISABLE
     PRICES        AT 12/31/96     LIFE        PRICE    AT 12/31/96
-----------------  -----------  -----------  ---------  -----------
      $0.03         1,256,600   6.3 years    $    0.03     973,478
   0.25 - 0.63      1,665,646   8.1               0.38     598,298
   1.50 - 4.70        821,096   9.1               1.63      86,591
  12.00 - 25.00       475,402   9.6              14.30      47,292
  57.63 - 59.63        94,800   9.9              58.54      --

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan (the "Purchase Plan") adopted on July 12, 1996, the Company is authorized to issue up to 1,500,000 shares of Common Stock to eligible employees of the Company and participating subsidiaries. The Purchase Plan will be implemented in a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period commenced on October 4, 1996 and ends on the last business day in July 1998. Under the terms of the Purchase Plan, eligible employees on the start date of any offering period can enter the Purchase Plan on that start date, or on any subsequent semi-annual entry date. Individuals who become eligible after the start date may join the Purchase Plan on any subsequent semi-annual entry date within that period. Employees may have up to 10 percent of their base salary withheld through payroll deductions to purchase the Company's Common Stock. The purchase price of the stock is the lower of 85 percent of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. Under the Purchase Plan, the purchase dates are January 31 and July 31 of each year.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 9 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    PRO FORMA FAIR VALUE INFORMATION

    The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                           1995        1996
                                                                        ----------  ----------
Net income:
  As reported.........................................................  $    2,341  $    7,237
  Pro forma...........................................................       2,334       6,638

Fully diluted earnings per share:
  As reported.........................................................  $     0.08  $     0.21
  Pro forma...........................................................        0.08        0.19

    The fair value of option grants prior to the IPO is estimated on the date of grant using the minimum value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 6.22% to 6.25%, and an expected life of 5 years. The fair value of option grants subsequent to the IPO is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 55%; risk-free interest rate of 6.32%; and an expected life of 5 years. Compensation cost related to the Purchase Plan is recognized for the fair value of the employees' purchase rights, which are estimated using the Black-Scholes model. No compensation expense has been disclosed for 1996 and 1995 as the first purchase date will occur on January 31, 1997.

    STOCK SPLIT AND REINCORPORATION

    In August 1996, the Company's Board of Directors approved a two-for-one stock split. The accompanying financial statements and notes have been restated to give effect to the stock split.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases office space and certain equipment under operating leases. Future minimum payments under operating leases with an initial term of more than one year as of December 31, 1996 are summarized as follows (in thousands):

1997...............................................................  $   3,952
1998...............................................................      4,093
1999...............................................................      3,064
2000...............................................................      2,353
2001...............................................................      2,373
Thereafter.........................................................      9,714
                                                                     ---------
Total minimum lease payments.......................................  $  25,549
                                                                     ---------
                                                                     ---------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total rent expense for all operating leases was $462,000, $887,000, and $3,030,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan under which employees may contribute a portion of their compensation on a tax deferred basis to the plan. The Company, at its discretion, may contribute to the plan on a matching basis up to a maximum of $5,000 per employee per year. The Company is the plan administrator. During 1995 and 1996, the Company contributed $133,000 and $466,000, respectively, to the plan.

    LITIGATION

    DSC:

    From July 1993 until June 1996 the Company was involved in litigation with DSC Communications Corporation ("DSC"). DSC alleged, among other things, that the Company's Universal Modular Carrier 1000-TM- ("UMC") technology contained or was derived from trade secrets and other proprietary technology of DSC. The parties entered into a Settlement Agreement and Mutual Releases dated as of June 24, 1996 (the "Settlement Agreement") pursuant to which the litigation was terminated. Under the terms of the Settlement Agreement, the Company paid DSC $3,000,000 in June 1996 and $7,106,000 in July 1996, and issued 725,787 shares of common stock to DSC. The settlement amount was recorded during the first six months of 1996 as a charge of $15,807,000. Under the terms of the Settlement Agreement, the Company maintains all rights to the UMC technology free and clear of any claim by DSC.

    ITRI:

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

    On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company,

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks damages, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and another company as parties to the suit.

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

    The parties conducted discovery with respect to the royalty and ASIC supply issues during September and October, 1996. A hearing on ITRI's motion for a preliminary injunction to require the Company to continue supplying ASICs and ITRI's motion to compel arbitration was held on November 22, 1996. In an order dated January 9, 1997, the court stayed the litigation and granted the ITRI parties' motion to compel arbitration. The court has promised, but not yet issued, an opinion explaining the nature and scope of its arbitration order, and has issued no ruling on the motion for a preliminary injunction.

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

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 11 -- COMPANY INFORMATION AND CERTAIN CONCENTRATIONS

    During 1994, one customer accounted for 27% of revenues. During 1995, one customer accounted for approximately 16% of revenues. International sales constituted 19%, 13% and 21% during 1994, 1995 and 1996, respectively.

    The Company currently derives substantially all of its revenue from the UMC, and expects that this concentration will continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, the UMC could have a material adverse effect on the Company's business and results of operations.

    The Company's manufacturing operations consist primarily of final assembly and test of finished goods from components and custom-made subassemblies purchased from third parties. Although the Company's product designs employ primarily industry standard hardware, certain components are only available through limited sources of supply. The Company's proprietary integrated circuits, codec components, and some surface mount technology components and other components are available from limited sources. If the Company cannot obtain essential components as required, the Company may be unable to meet demand for its products, thereby adversely affecting its operating results. In addition, scarcity of such components could result in cost increases that adversely affect the Company's gross margin.

    The Company's printed circuit board assemblies and channel bank assemblies are provided by a limited number of outside turnkey suppliers. In the event operations of these turnkey suppliers are impaired or they are unable to support the manufacturing requirements of the Company, the Company's operating results could be adversely affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.  EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

    The executive officers, key employees and directors of the Company, and their respective ages as of December 31, 1996, are as follows:

NAME                                                  AGE      POSITION
------------------------------------------------      ---      ------------------------------------------------
EXECUTIVE OFFICERS
Donald Green....................................          65   Chairman of the Board and Chief Executive
                                                                 Officer
Carl J. Grivner.................................          43   President and Chief Operating Officer and
                                                                 Director
Karen Godfrey...................................          42   Corporate Controller and Assistant Secretary
Glenn Lillich...................................          49   Vice President, Domestic Sales and Marketing
Dan E. Steimle..................................          48   Vice President, Chief Financial Officer,
                                                                 Treasurer and Secretary

KEY EMPLOYEES
James Hoeck.....................................          36   Vice President, Advanced Development
John Webley.....................................          38   Vice President, Advanced Development
David Arnold....................................          46   Vice President, Engineering Development
Michael Hatfield................................          34   Vice President, International and Product
                                                                 Management
Peter Kilkus....................................          52   Vice President, Quality Assurance
Greg Steele.....................................          35   Vice President, Operations

OUTSIDE DIRECTORS
B.J. Cassin(1)..................................          63   Director
Clifford H. Higgerson(1) (2)....................          57   Director
Brian Jackman(2)................................          55   Director
Dan Rasdal(1)...................................          63   Director

---------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    DONALD GREEN was a co-founder of the Company and has been the Company's Chairman of the Board and Chief Executive Officer since May 1992. He founded Optilink Corporation ("Optilink") in 1987 to develop a fiber NGDLC system called the Litespan 2000. Mr. Green was the President and Chief Executive Officer of Optilink from 1987 until its acquisition by DSC in 1990. From 1990 until the founding of the Company, Mr. Green was Vice President and General Manager of the Access Products division of DSC. Prior to founding Optilink, Mr. Green served for 17 years as Chief Executive Officer of Digital Telephone Systems, a company he founded in 1969 to develop, manufacture and market the D960 Digital Loop Carrier system. Prior to founding Digital Telephone Systems, Mr. Green served as Project Engineer and, subsequently, Vice President of Engineering for Lynch Communication Inc., a telecommunications company ("Lynch"), as well as Design Engineer for RCA Standard Telephone Cables
(UK), a telecommunications company. Mr. Green began his career with British Telecom, a telecommunications company, and is a graduate of the British Institute of Electrical Engineers.

    CARL J. GRIVNER has been the Company's President and Chief Operating Officer since December 1995 and a Director since May 1996. From July 1995 to December 1995 he was the Company's Chief Operating Officer. From September 1994 to July 1995, he was President of Enhanced Business Services of Ameritech, an RBOC. From 1986 to September 1994, Mr. Grivner held various general management positions at Ameritech, including President of Ameritech's Advertising Services (Yellow Pages) Unit. From 1977 to 1986, he held a variety of technical and marketing positions at International Business Machines, Inc. Mr. Grivner holds a Bachelor of Arts degree in Biology from Lycoming College and an advanced degree from the University of Pennsylvania, Wharton School of Business.

    KAREN GODFREY has been the Company's Corporate Controller since May 1994 and its Assistant Secretary since February 1995. From September 1992 to May 1994, Ms. Godfrey was self-employed as a financial management consultant. Ms. Godfrey was the Chief Financial Officer of Fortune's Almanac, Inc., a catalog company, from September 1991 to September 1992 and the Chief Financial Officer and Vice President of Operations of Paracomp, Inc., a software company, from 1989 to September 1991. Ms. Godfrey held various financial management positions with WordStar International Corporation, a software company, from 1984 to 1989, including Corporate Controller. Ms. Godfrey started her professional career with KPMG Peat Marwick. She is a C.P.A. and holds a Bachelor of Science degree in Accountancy from the University of Illinois, Champaign-Urbana.

    GLENN LILLICH has been the Company's Vice President, Domestic Sales and Marketing since June 1996. From February 1993 to June 1996, Mr. Lillich was the Company's Vice President, Sales. From January 1992 to February 1993, he served as the Western Region Director of Sales for the Telecom Division of Stratus Company, a manufacturer of computer systems. Mr. Lillich held various sales positions at DSC from 1984 to December 1991, most recently as Vice President, Sales; GTE Telenet Systems Corporation, a manufacturer of packet switch hardware, from 1980 to 1983; and Northern Telecom Systems Corporation, a manufacturer and distributor of data processing systems, from 1978 to 1979. Mr. Lillich holds a Bachelor of Science degree in Accounting from Ohio State University and an MBA in Behavioral Management from Pepperdine University.

    DAN E. STEIMLE has been the Company's Vice President and Chief Financial Officer since December 1993. He has also been the Company's Secretary and Treasurer since July 1995. He was the Senior Vice President for Operations, Chief Financial Officer and Treasurer for The Santa Cruz Operations, Inc., a software company, from 1991 until joining AFC. Mr. Steimle served as Corporate Director of Business Development at Mentor Graphics Corporation, a company supplying engineering design software, from 1989 to September 1991 and held various financial positions at Cipher Data Products, Inc., a manufacturer of computer peripherals, from 1982 to 1989, including Corporate Vice President, Chief Financial Officer and Treasurer. Mr. Steimle holds a Bachelor of Science degree in Accounting from Ohio State University and an MBA in Marketing and Management from the University of Cincinnati. Mr. Steimle is also a director of Mitek Systems, Inc., a software company.

    JAMES HOECK was a co-founder of the Company and served as Vice President, Engineering from inception through January 1995 when he became Vice President, Advanced Development. In November 1990, he co-founded Quadrium Research Corporation, a design consulting company ("Quadrium"), and served as its President until May 1992. Previously, Mr. Hoeck served as a manager of firmware at Optilink and as a member of the technical staff at Teradyne, Inc., a test and measurement equipment company. Mr. Hoeck holds a Bachelor of Science degree in Electrical Engineering from Northwestern University.

    JOHN WEBLEY was a co-founder of the Company and served as Vice President, Engineering from inception through January 1995 when he became Vice President, Advanced Development. In November 1990, he co-founded Quadrium with Mr. Hoeck, and served as its Vice President until June 1992. Previously, Mr. Webley served as manager of systems interface hardware at Optilink, as a member of the technical staff at Rockwell International, a defense contractor, as a senior engineer at Lynch and as a network systems engineer for the Department of Telecommunications in Cape Town, South Africa. Mr. Webley holds a Bachelor of Science degree in Electrical Engineering, an Hon. B.Sc. and a Master of Science degree in Electrical Engineering from the University of Stellenbosch, South Africa.

    DAVID ARNOLD has been the Company's Vice President, Engineering Development since April 1996. From November 1993 to November 1995, he was senior director of telephony products research at Ericsson Raynet, a provider of telecommunications equipment. From 1989 to November 1993, he served as engineering director for Alcatel Network Systems, a provider of telecommunications equipment. Previously, from 1978 to 1983, Mr. Arnold held a variety of engineering positions at Digital Equipment Corporation, a provider of computer and data processing equipment. Mr. Arnold holds a Bachelor of Science degree in Computer Science from the University of California, Berkeley.

    MICHAEL HATFIELD has been the Company's Vice President, International and Product Management since June 1996. From September 1992 to June 1996 he was Vice President, Marketing. From July 1992 to September 1992, he served as the director of marketing for the synchronization products division of Telecom Solutions, Inc., a telecommunications company. Previously, Mr. Hatfield held various marketing positions at DSC from 1987 to July 1992. Mr. Hatfield holds a Bachelor of Science degree in Electrical Engineering from the Rose-Hulman Institute of Technology and an MBA in Finance from Indiana University.

    PETER KILKUS has been the Company's Vice President, Quality Assurance since March 1995. From 1990 to March 1995, he served as the Senior Director, Quality Assurance, for DSC. From 1988 to 1990, he held various positions at Optilink, most recently as Vice President; Operations. Mr. Kilkus holds an MA in Physics from the University of California, Santa Barbara and a Bachelor of Arts degree in Physics from St. Mary's University of Minnesota.

    GREG STEELE has been the Company's Vice President, Operations since April 1995. From November 1994 to March 1995, Mr. Steele was the Company's Director of Operations. Prior to joining the Company, from 1990 to November 1994, Mr. Steele held various positions at DSC, including director of account marketing and senior manager of manufacturing from 1990 to April 1993. Previously, from 1984 to 1990, Mr. Steele held several manufacturing positions at Texas Instruments. Mr. Steele holds a Bachelor of Science degree in Industrial Engineering from Oregon State University.

    B.J. CASSIN has been a director of the Company since January 1993. Since 1979, he has been a private venture capitalist. Previously, he co-founded Xidex Corporation, a manufacturer of data storage media, in 1969, and served as Vice President, Marketing.

    CLIFFORD H. HIGGERSON has been a director of the Company since January 1993. Mr. Higgerson has been a general partner of Vanguard Ventures Partners, a venture capital firm and a stockholder of the Company, since July 1991 and managing partner of Communications Ventures, a venture capital firm, since 1987. Mr. Higgerson is also a director of Digital Microwave Corporation and eight private companies.

    BRIAN JACKMAN has been a director of the Company since September 1993. Mr. Jackman has been the Executive Vice President of Tellabs, Inc., a telecommunications equipment company and a stockholder of the Company, and the President of Tellabs Operations Inc., a subsidiary of Tellabs, Inc., since 1991. From 1990 to 1993, Mr. Jackman was the Executive Vice President of Business Operations of Tellabs. From 1989 to 1990, he was the Senior Vice President/General Manager of the data communications division of Tellabs, Inc. Mr. Jackman is also a director of Tellabs, Inc. and Universal Electronics, Inc.

    DAN RASDAL has been a director of the Company since February 1993. Mr. Rasdal has been Chairman of the Board of SymmetriComm, Inc., a telecommunications company, since July 1989, and the President and Chief Executive Officer of SymmetriComm since 1985. Mr. Rasdal is also a director of Celeritek, Inc., a semiconductor manufacturer.

    The current directors have been elected pursuant to the terms of the Company's certificate of incorporation and a voting agreement among certain stockholders of the Company, whereby holders of the Company's Series A and Series B Preferred Stock of the Company had the right to elect three directors in the aggregate and the parties to the voting agreement agreed to vote for a director designated in accordance with the voting agreement. Such arrangements terminated upon closing of the initial public offering of the Company's Common Stock on October 4, 1996.

    The Company's certificate of incorporation provides for a classified Board of Directors composed of seven directors. Accordingly, the terms of the office of the Board of Directors are divided into three classes. Class I will expire at the annual meeting of the stockholders to be held in 1997; Class II will expire at the annual meeting of the stockholders to be held in 1998; and Class III will expire at the annual meeting of the stockholders to be held in 1999. At each annual meeting of the stockholders, beginning with the 1997 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. Carl Grivner and Clifford Higgerson have been designated as Class I directors. B.J. Cassin and Brian Jackman have been designated as Class II directors. Donald Green and Dan Rasdal have been designated as Class III directors. The Company is continuing to seek to add one additional director to the Board of Directors in the future. To the extent there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

    Each executive officer and key employee serves at the discretion of the Board of Directors. The Company does not have any existing employment agreements with any executive officer or key employee. There are no family relationships among any of the directors, executive officers and key employees of the Company.

BOARD COMMITTEES

    The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Audit Committee, currently consisting of Messrs. Cassin, Higgerson and Rasdal, meets with the Company's financial management and its independent accountants at various times during each year and reviews internal control conditions, audit plans and results, and financial reporting procedures. The Compensation Committee, currently consisting of Messrs. Higgerson and Jackman, reviews and approves the Company's compensation arrangements for key employees and administers the Company's 1996 Stock Incentive Plan and the Company's Employee Stock Purchase Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

    Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 1996 with all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY OF CASH AND OTHER COMPENSATION. The following table sets forth the compensation earned by the Company's Chief Executive Officer and the other four executive officers of the Company (the ``Named Executive Officers"), each of whose aggregate compensation for the year ended December 31, 1996 was in excess of $100,000 for services rendered in all capacities to the Company for such fiscal year.

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                        -------------
                                                                                          NUMBER OF
                                                                 ANNUAL COMPENSATION     SECURITIES
                                                                ----------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                                       SALARY      BONUS        OPTIONS     COMPENSATION
---------------------------------------------------             ----------  ----------  -------------  -------------
Donald Green ......................................       1996  $  275,000  $  138,903      184,902      $  --
  Chairman of the Board and Chief Executive Officer       1995     185,000     115,625       25,000         --

Carl J. Grivner(1) ................................       1996     235,000     106,349       --             74,080(2)
  President and Chief Operating Officer                   1995     102,115      48,894      212,000         14,690(3)

Karen Godfrey .....................................       1996     105,000      25,077       --             --
  Corporate Controller and Assistant Secretary            1995     101,016      28,935       10,200         --

Glenn Lillich .....................................       1996     170,000      51,868       --             --
  Vice President, Domestic Sales and Marketing            1995     160,000      54,400       12,000         --

Dan E. Steimle ....................................       1996     170,000      51,868       --             --
  Vice President, Chief Financial Officer,                1995     160,000      54,400       12,000         --
  Treasurer and Secretary

---------

(1) Mr. Grivner joined the Company in July 1995.

(2) Represents $34,377 in relocation expenses paid by the Company and forgiveness of $39,703 of principal and interest on a note payable to the Company. See "Item 13--Certain Relationships and Related Transactions."

(3) Represents relocation expenses paid by the Company.

    STOCK OPTION GRANTS TO NAMED EXECUTIVE OFFICERS. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers in 1996. No stock appreciation rights were granted to the Named Executive Officers during such year.

                                                  INDIVIDUAL GRANTS(1)
                                 -------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                  NUMBER OF                                               AT ASSUMED ANNUAL RATES OF
                                 SECURITIES     PERCENT OF      PER SHARE                  STOCK PRICE APPRECIATION
                                 UNDERLYING    TOTAL GRANTED     EXERCISE                     FOR OPTION TERM(2)
                                   OPTIONS    TO EMPLOYEES IN      BASE      EXPIRATION   --------------------------
NAME                               GRANTED      FISCAL YEAR      PRICE(3)       DATE           5%           10%
-------------------------------  -----------  ---------------  ------------  -----------  ------------  ------------
Donald Green...................     184,902           17.1%      $  12.50       6/25/06   $  1,453,548  $  3,683,577
Carl J. Grivner................      --             --              --           --            --            --
Karen Godfrey..................      --             --              --           --            --            --
Glenn Lillich..................      --             --              --           --            --            --
Dan E. Steimle.................      --             --              --           --            --            --

---------

(1) The option shown in the table is immediately exercisable for all the option shares. However, any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, in the event the optionee terminates employment prior to vesting in those shares. The shares vest in successive equal monthly installments over 24 months of service, measured from the date of grant. All the option shares will immediately vest in the event the Company is acquired by merger or asset sale, unless the options are assumed by the acquiring entity.

(2) Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations based upon stock price appreciation at the assumed 5% and 10% compounded annual rates (as applied to the estimated fair market value of the option shares on the date of grant, not the current fair market value of those shares) and are not intended to forecast any actual or potential future appreciation, if any, in the value of the Company's stock price. Actual gains, if any, on stock option exercises will be dependent upon the future performance of the Common Stock as well as the option holder's continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the option.

(3) The exercise price for the shares of Common Stock subject to option grants made under the Plan may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the Plan Administrator may provide financial assistance to one or more optionees in the exercise of their outstanding options by allowing such individuals to deliver a full-recourse, interest-bearing promissory note in payment of the exercise price and any associated withholding taxes incurred in connection with such exercise.

    OPTION EXERCISES AND HOLDINGS. The following table sets forth certain information with respect to the Named Executive Officers concerning their option exercises during 1996 and their option holdings as of December 27, 1996. None of the Named Executive Officers held any stock appreciation rights at the end of that fiscal year.

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                OPTIONS AS OF             IN-THE-MONEY OPTIONS
                                                             DECEMBER 27, 1996(2)      AS OF DECEMBER 27, 1996(3)
                           SHARES ACQUIRED     VALUE      --------------------------  ----------------------------
NAME                         ON EXERCISE    REALIZED (1)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------  ---------------  ------------  -----------  -------------  -------------  -------------
Donald Green.............        --         $    --          108,558        181,344    $ 5,193,968    $ 7,892,539
Carl J. Grivner..........        46,666        2,292,467      12,401        152,933        650,503      8,039,699
Karen Godfrey............        20,000          170,000      36,440         38,760      1,928,445      2,043,593
Glenn Lillich............       --               --          160,534         87,466      8,533,982      4,630,868
Dan E. Steimle...........        160,000         236,000      18,400         33,600        971,200      1,767,300

---------

(1) Based upon the difference between the exercise price and the fair market value of the Company's Common Stock on the date of exercise.

(2) Although each option is immediately exercisable for all the option shares, any shares purchased under the option are subject to repurchase by the Company, at the exercise price paid per share, in the event the optionee terminates employment prior to vesting in those shares. Twenty percent of the option shares will vest upon optionee's completion of one year of service measured from the vesting date, and the balance will vest in successive equal monthly installments over the next 48 months of service thereafter (other than 184,000 of Mr. Green's options, which vest in successive equal monthly installments over 24 months of service measured from the date of grant). All the option shares will immediately vest in the event the Company is acquired by merger or asset sale, unless the options are assumed by the acquiring entity. Accordingly, the table reflects such option shares as to which the repurchase right has lapsed under the "exercisable" column and such option shares subject to the repurchase right under the "unexercisable" column.

(3) Based on the last reported sale price of the Company's Common Stock on December 27, 1996 ($53.25 per share) less the exercise price payable for such shares.

COMPENSATION, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    The Compensation Committee as Plan Administrator of the 1996 Stock Incentive Plan has the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers or any unvested shares actually held by those individuals under the 1996 Stock Incentive Plan, in the event the Company is acquired by merger or asset sale or there is a hostile change in control effected by a successful tender or exchange offer for more than 50% of the Company's outstanding voting securities or a change in the majority of the Board as a result of one or more contested elections for Board membership. Alternatively, the Compensation Committee may condition such accelerated vesting upon the individual's termination of service within a designated period following the acquisition or hostile change in control.

    On May 31, 1995, Mr. Green purchased 167,200 shares of Common Stock from the Company in exchange for a note payable in the amount of $52,250, the fair market value of such shares on such date, pursuant to a compensation agreement approved by the Board of Directors. The Company has the right to repurchase such shares at the original purchase price per share upon Mr. Green's cessation of service prior to vesting in such shares. See "Item 13--Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

    Non-employee Board members do not receive any cash fees for their service on the Board or any Board committee, but they are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings. In addition, non-employee Board members receive stock options pursuant to the Automatic Option Grant Program in effect under the Company's 1996 Stock Incentive Plan.

    Under the Automatic Option Grant Program, each individual who first joins the Board after June 30, 1996 as a non-employee Board member will receive an option grant for 20,000 shares of Common Stock at the time of his or her commencement of Board service, provided such individual has not otherwise been in the prior employ of the Company. In addition, at each annual meeting of stockholders, beginning with the 1997 annual meeting, each individual who is to continue to serve as a non-employee Board member will receive an option grant to purchase 6,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company and whether or not such individual first joined the Board after June 30, 1996, provided that such individual has served as a non-employee Board member for at least six months.

    Each automatic grant will have an exercise price equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase, at the option exercise price paid per share, should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each automatic option grant will vest in a series of installments over the optionee's period of Board service as follows: one-third of the option shares upon completion of one year of Board service, and the balance in twenty-four
(24) successive equal monthly installments upon the optionee's completion of each additional month of Board service thereafter. However, each outstanding option will immediately vest upon (i) certain changes in the ownership or control of the Company or (ii) the death or disability of the optionee while serving as a Board member.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors established a Compensation Committee in May 1994. During the last fiscal year, Messrs. Higgerson and Jackman served as members of the Compensation Committee. Neither of these individuals has served at any time as an officer or employee of the Company. Prior to the establishment of the Compensation Committee, all decisions relating to executive compensation were made by the Company's Board of Directors. For a description of the transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see "Item 13-- Certain Relationships and Related Transactions." No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group.

                                                                                             SHARES BENEFICIALLY OWNED
                                                                                                AS OF DECEMBER 31,
                                                                                                      1996(1)
                                                                                             -------------------------
NAME OF BENEFICIAL OWNERS                                                                       NUMBER       PERCENT
-------------------------------------------------------------------------------------------  ------------  -----------
Tellabs, Inc.(2) ..........................................................................     3,889,966       11.8%
  4951 Indiana Avenue
  Lisle, IL 60532

Coral Partners II(3) ......................................................................     3,308,665       10.1
  60 South Sixth Street, Suite 3510
  Minneapolis, MN 55402

St. Paul Venture Capital, Inc.(4) .........................................................     3,252,031        9.7
  8500 Normandale Lake Blvd., Suite 1940
  Bloomington, MN 55437

Vanguard IV, L.P. .........................................................................     2,946,397        9.0
  525 University Avenue
  Palo Alto, CA 94301

Harris Corporation(5) .....................................................................     1,764,973        5.3
  DTS Division
  300 Bel Marin Keys Blvd.
  Novato, CA 94944-1188

B.J. Cassin(6).............................................................................     1,342,915        4.1

Donald Green(7)............................................................................     1,820,101        5.5

Carl J. Grivner(8).........................................................................       216,000          *

Clifford H. Higgerson(9)...................................................................     2,946,397        9.0

Brian Jackman(10)..........................................................................     3,910,932       11.9

Dan Rasdal(11).............................................................................        63,000          *

Karen Godfrey(12)..........................................................................       101,586          *

Glenn Lillich(13)..........................................................................       268,000          *

Dan E. Steimle(14).........................................................................       255,407          *

All executive officers and directors as a group (9 persons)(15)............................    10,924,338       31.9

---------

 *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable within 60 days are deemed to be outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Includes 300,000 shares which may be acquired upon exercise of a warrant.

 (3) Includes 4,150 shares held by Yuval Almog and 5,263 shares held in an IRA by Dain Bosworth, Inc. as a custodian for the benefit of Yuval Almog. Also includes 4,150 shares held by Peter McNerney. Messrs. Almog and McNerney are two of the general partners of Coral Management Partners II, which is the general partner of Coral Partners II, and may be deemed to be the beneficial owners of such shares. Mr. Almog and Mr. McNerney disclaim beneficial ownership of such shares.

 (4) St. Paul Venture Capital, Inc. is a wholly owned subsidiary of St. Paul Fire and Marine Insurance Company, which is the record owner of the shares. Includes 831,880 shares which may be acquired upon exercise of warrants.

 (5) Includes 800,000 shares which may be acquired upon exercise of a warrant.

 (6) Includes 255,433 shares held by Mr. Cassin as a conservator for Robert Cassin, 43,380 of which shares may be acquired upon exercise of a warrant, 100,000 shares held in trust by the Cassin Family Foundation and 100,000 shares held in trust by the Cassin Family Charitable Remainder Trust. The remaining shares are held in trust by B.J. Cassin and Isabel B. Cassin, Trustees of the Cassin Family Trust U/D/T, dated January 31, 1996.

 (7) Includes 289,902 shares issuable upon exercise of options held by Mr. Green, 127,467 of which shares will be vested as of 60 days from December 31, 1996. Also includes 294,044 shares which may be acquired by Mr. Green upon exercise of warrants. Excludes shares held by Mr. Green's adult children.

 (8) Includes 165,334 shares issuable upon exercise of options held by Mr. Grivner, 19,467 of which shares will be vested as of 60 days from December 31, 1996.

 (9) Includes 2,946,397 shares held by Vanguard IV, L.P. Mr. Higgerson is a general partner of Vanguard Venture Partners, L.P., which is the general partner of Vanguard IV, L.P. and may be deemed to be the beneficial owner of such shares owned by Vanguard IV, L.P. Mr. Higgerson disclaims beneficial ownership of such shares.

(10) Includes 3,889,966 shares held by Tellabs, Inc., 300,000 of which shares may be acquired upon exercise of a warrant. Mr. Jackman is the Executive Vice President of Tellabs, Inc. and the President of Tellabs Operations, Inc. and may be deemed to be the beneficial owner of such shares owned by Tellabs. Mr. Jackman disclaims beneficial ownership of such shares. Also includes 10,000 shares which may be acquired by Mr. Jackman upon exercise of a warrant.

(11) Includes 63,000 shares issuable upon exercise of options held by Mr. Rasdal, 38,400 of which shares will be vested as of 60 days from December 31, 1996.

(12) Includes 75,200 shares issuable upon exercise of options held by Ms. Godfrey, 40,813 of which shares will be vested as of 60 days from December 31, 1996.

(13) Includes 248,000 shares issuable upon exercise of options held by Mr. Lillich, 168,800 of which shares will be vested as of 60 days from December 31, 1996. Also includes 20,000 shares which may be acquired upon exercise of a warrant.

(14) Includes 58,667 shares subject to a right of repurchase by the Company. Includes 52,000 shares issuable upon exercise of options held by Mr. Steimle, 20,113 of which shares will be vested as of 60 days from December 31, 1996; 4,800 shares held in an IRA by Alex. Brown & Sons as a custodian for the benefit of Mr. Steimle; and 4,000 shares held in an IRA by Alex. Brown & Sons as a custodian for the benefit of Jessica Steimle.

(15) Includes 58,667 shares subject to a right of repurchase by the Company. Includes 893,436 shares issuable upon exercise of options, 415,080 of which shares will be vested as of 60 days from December 31, 1996, and 667,424 shares which may be acquired upon exercise of warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since its inception, the Company has issued and sold, in private placement transactions, shares of Preferred Stock and warrants to purchase Common Stock to the Company's executive officers, directors and/or greater than 5% stockholders as follows:

                                                         COMMON      COMMON      COMMON      COMMON
                                                       EQUIVALENT  EQUIVALENT  EQUIVALENT  EQUIVALENT
                                                       SHARES OF   SHARES OF   SHARES OF   SHARES OF
                                                        SERIES A    SERIES B    SERIES C    SERIES D       COMMON
                                                       PREFERRED   PREFERRED   PREFERRED   PREFERRED        STOCK
INVESTOR(1)                                             STOCK(2)    STOCK(3)    STOCK(4)    STOCK(5)      WARRANTS
-----------------------------------------------------  ----------  ----------  ----------  ----------  ---------------
B.J. Cassin..........................................   1,285,458     175,029     109,656      --          339,908(6)
Coral Partners II....................................      43,862       6,838   1,353,462     208,487    1,234,280(7)
Donald Green.........................................     681,552      --          --          --          294,044(8)
Harris Corporation...................................      --          --         877,248      87,725      800,000(9)
Dan E. Steimle.......................................      --          --           5,483      --            5,000(10)
St. Paul Venture Capital, Inc........................   1,485,720     231,602     439,655     263,174      831,880(11)
Tellabs, Inc.(12)....................................      --       1,141,322      13,176   1,403,597    1,352,836(13)
Vanguard IV, L.P.(14)................................   1,485,720     231,602     351,956      87,725      779,464(15)

---------

 (1) Shares held by all affiliated persons and entities have been aggregated. See "Item 12--Security Ownership of Certain Beneficial Owners and Management" for more detail on shares held by these purchasers.

 (2) Shares of Series A Preferred Stock were issued in January and April 1993 at an effective common equivalent per share price of $0.45597.

 (3) Shares of Series B Preferred Stock were issued in October 1993 at an effective common equivalent per share price of $2.27985.

 (4) Shares of Series C Preferred Stock were issued in March and May 1994 at an effective common equivalent per share price of $2.27985.

 (5) Shares of Series D Preferred Stock were issued in October 1994 at an effective common equivalent per share price of $2.84982.

 (6) 80,292 of these Common Stock Warrants were exercised in February 1995, at the following exercise prices: 6,472 at $0.025 per share and 73,820 at $0.125 per share. The remaining 259,616 warrants have an exercise price of $1.165 per share.

 (7) An aggregate of 1,207,327 shares of Common Stock were issued upon exercise of these Common Stock Warrants in October 1996 at an exercise price of $1.165 per share.

 (8) These Common Stock Warrants have the following exercise prices: 255,316 at $0.025 per share and 38,728 at $0.125 per share.

 (9) These Common Stock Warrants have an exercise price of $1.165 per share.

(10) These Common Stock Warrants were exercised in July 1995 at an exercise price of $1.165 per share.

(11) These Common Stock Warrants have the following exercise prices: 6,472 at $0.025 per share, 63,260 at $0.125 per share, 150,000 at $0.25 per share and
    612,148 at $1.165 per share.

(12) Brian Jackman, an affiliate of Tellabs, is a director of the Company.

(13) 1,042,836 of these Common Stock Warrants were exercised in May 1995 at an exercise price of $1.165 per share. The remaining 310,000 warrants have the following exercise prices: 300,000 at $0.25 per share and 10,000 at $1.165 per share.

(14) Clifford H. Higgerson, an affiliate of Vanguard, is a director of the Company.

(15) An aggregate of 767,463 shares of Common Stock were issued upon exercise of these Common Stock Warrants in October 1996 at the following exercise prices: 6,469 at $0.025 per share, 70,666 at $0.125 per share, 149,347 at
    $0.25 per share and 540,981 at $1.165 per share.

    The foregoing table has been adjusted to reflect the conversion of each outstanding share of Series A, Series B, Series C and Series D Preferred Stock of the Company into 1.09656 shares of Common Stock in October 1996. Each holder of such shares of Common Stock issued upon conversion of Preferred Stock is entitled to certain registration rights.

    In connection with the issuance and sale of Preferred Stock, the Company entered into an indemnity agreement with its Preferred Stock investors (other than investors of Series F Preferred Stock) pursuant to which the Company agreed to indemnify such investors from the financial dilution they may experience as a result of the costs and potential liabilities of the Company arising in connection with the DSC litigation. In connection with the settlement of the litigation with DSC, the Company entered into an Amended and Restated Indemnity Agreement (the "Amended Indemnity Agreement") with such investors. Pursuant to the Amended Indemnity Agreement, the indemnification was limited to the costs and expenses of the litigation and was effected by amending the Company's Articles of Incorporation in August 1996 to adjust the rate at which each series of Preferred Stock (other than Series F) converts into Common Stock. The rate at which each share of Series A, Series B, Series C and Series D Preferred Stock was adjusted so that each of such shares converted into 1.09656 shares of Common Stock and each share of Series E Preferred Stock converted into 1.02529 shares of Common Stock. Such conversion into Common Stock automatically occured in October 1996. Upon amendment of the Articles of Incorporation in August 1996, the Amended Indemnity Agreement was terminated and no further indemnification obligation remains. See "Item 8-- Note 9 of Notes to Consolidated Financial Statements."

    In October 1995, the Company loaned to Carl Grivner, the President and Chief Operating Officer of the Company, the sum of $100,000 to assist him in relocating to Northern California. Such loan bears interest at the rate of 6.37% per annum, with accrued interest due and payable annually on July 19 of each year, and the principal of such loan is due and payable in three equal installments on July 19 of 1996, 1997 and 1998. In August 1996, the Company forgave one-third of the principal balance and interest accrued through July 19, 1996. As of December 31, 1996, two-thirds of the principal balance of this loan remained outstanding.

    In May 1995, the Company issued an aggregate of 563,600 shares of Common Stock at $0.3125 per share to certain key employees pursuant to compensation agreements approved by the Company's Board of Directors. In connection with such issuance, each such employee paid for the restricted stock by issuing a secured note payable to the Company. The Company has the right to repurchase such stock at the original purchase price per share upon the purchaser's cessation of service prior to vesting in such shares. The repurchase right lapses with respect to the shares, and each purchaser vests in his shares, as follows: 20% of the shares upon completion of one year of service measured from the date of issuance, and the balance of the shares in a series of equal successive monthly installments upon the purchaser's completion of each of the next 48 months of service thereafter. Such stock is also subject to the Company's right of first refusal, which is exercisable in the event the purchaser decides to sell or otherwise transfer any of the shares purchased prior to the initial public offering of Common Stock. Donald Green, the Company's Chief Executive Officer, purchased 167,200 shares of Common Stock and issued a note payable to the Company in the amount of $52,250. The note is secured by shares of Preferred Stock owned by Mr. Green. Such note bears interest at the rate of 6.5% per annum with the entire principal balance of the note, together with all accrued or unpaid interest, due and payable on December 13, 2000.

    AFC and Harris, a stockholder of the Company, entered into an agreement in 1995 to form a joint venture to manufacture, distribute and support the UMC system in India. The joint venture includes formation of a holding company in Mauritius, owned 51% by AFC and 49% by Harris, which in turn intends to form a joint venture in India with local Indian partners following receipt of certain government approvals. To date, the parties have identified and selected two Indian companies that will collectively own 34% of the Indian venture to be located in Delhi. See "Item 1--Business--Markets and Customers."

    AFC and Tellabs, a stockholder of the Company, entered into a general partnership in 1994 to design, develop, manufacture and distribute a new product line derived from the UMC system. AFC contributed a non-exclusive license to use the UMC technology, Tellabs contributed cash to the joint venture, and each received defined marketing rights for the developed technology. On December 23, 1996 the Company and the joint venture partner entered into an agreement to terminate the partnership. In connection with the dissolution, the joint venture partner reimbursed the Company $1,683,000 for all loans and advances made by the Company to date. In addition, the Company and the joint venture partner entered into a License and Marketing Agreement and an OEM Agreement. Under the License and Marketing Agreement, the Company granted to the joint venture partner a license to use the UMC technology in the development, manufacture, and distribution of coaxial systems for specified markets. In return, the Company will receive royalties from the sale of these systems. Under the OEM Agreement the Company agreed to manufacture the UMC products for the joint venture partner. See "Item 1--Business--Markets and Customers."

    The Company has granted options to certain of its directors and executive officers. See ``Item 11-- Executive Compensation" and ``Item--12 Security Ownership of Certain Beneficial Owners and Management."

    The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company intends that all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    3(A).  EXHIBITS:

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

   3.3     Fourth Amended and Restated Certificate of Incorporation of the Registrant.*
   3.5     Amended and Restated Bylaws of the Registrant.*
   4.1     Specimen Certificate of Common Stock.*
   4.2     Series E Preferred Stock Purchase Agreement, dated September 29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.*
   4.3     Certificate of Incorporation of the Registrant (included in Exhibit 3.3).*
  10.1     Form of Warrant Issued In Connection with the Sale of the Registrant's Series A Preferred Stock on
           January 6, 1993.*
  10.2     Form of Warrant Issued In Connection with the Sale of the Registrant's Series B Preferred Stock on
           October 5, 1993.*
  10.3     Form of Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March
           16, 1994.*
  10.4     Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred
           Stock on March 16, 1994 and May 4, 1994.*
  10.4.1   Form of Amendment to Warrants and Performance Warrants.*
  10.5     Warrant Issued in Connection with the Sale of the Registrant's Series E Preferred Stock on September 29,
           1995.*
  10.6     Restricted Stock Issuance Agreement, dated May 19, 1995, between the Registrant, Donald Green and
           Maureen Green.*#
  10.7     Compensation Agreement, dated May 19, 1995, between the Registrant and Donald Green.*#
  10.8     Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald Green in favor of the
           Registrant.*#
  10.9     Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green.*#
  10.10    Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*#
  10.11    Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris
           Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*+
  10.12    Joint Venture & Partnership Agreement, dated April 11, 1994, between the Registrant and Tellabs
           Operations, Inc.*+
  10.13    License, Joint Development, Supply and Authorized Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute of the Republic of China.*+
  10.14    Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre
           Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT.,
           HuaTong Branch.*+
  10.15    1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and G &
           W/ Redwood Associates Joint Venture, for the premises located at 1445 McDowell Boulevard North.*
  10.16    Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at 1455 McDowell Boulevard North.*
  10.17    Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North.*

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
  10.18    Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willowbrook Court.*
  10.19    Second Amended and Restated Loan and Security Agreement, dated December 7, 1995, between the Registrant and Bank of the West.*
  10.20    Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.*
  10.21    The Registrant's 1993 Stock Option/Stock Issuance Plan as amended (the ``1993 Plan").*#
  10.22    Form of Stock Option Agreement pertaining to the 1993 Plan.*#
  10.23    Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.*#
  10.24    Form of Stock Purchase Agreement pertaining to the 1993 Plan.*#
  10.25    The Registrant's 1996 Stock Incentive Plan (the ``1996 Plan").*#
  10.26    Form of Stock Option Agreement pertaining to the 1996 Plan.*#
  10.26.1  Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.*#
  10.27    Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.*#
  10.27.1  Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.*#
  10.28    Form of Stock Issuance Agreement pertaining to the 1996 Plan.*#
  10.29    The Registrant's Employee Stock Purchase Plan.*#
  10.30    Termination Agreement of Joint Venture and Partnership Agreement, dated December 23, 1996, between the
           Registrant and Tellabs Operations, Inc.**
  10.31    License and Marketing Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations,
           Inc.**++
  10.32    OEM Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
  11.1     Statement regarding computation of per share earnings.
  21.1     Subsidiaries of the Registrant.*
  23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.
  27.1     Financial Data Schedule.

---------

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

** Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-20369) filed with the Securities and Exchange Commission on January 24, 1997.

+   Portions of this Exhibit have been granted Confidential Treatment.

++ Portions of this Exhibit have been deleted pursuant to a Confidential Treatment Request filed with the Commission.

#  Management contract or compensatory plan or arrangement.

    3(B).  REPORTS ON FORM 8-K:  NONE.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED FIBRE COMMUNICATIONS, INC.
                                (Registrant)

                                By:               /s/ DONALD GREEN
                                     -----------------------------------------
                                                    Donald Green
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ DONALD GREEN
------------------------------  Chairman of the Board and    January 28, 1997
Donald Green                      Chief Executive Officer

/s/ CARL J. GRIVNER
------------------------------  Director, President, and     January 28, 1997
Carl J. Grivner                   Chief Operating Officer

                                Vice President, Chief
                                  Financial Officer,
/s/ DAN E. STEIMLE                Treasurer and Secretary
------------------------------    (Principal Financial       January 28, 1997
Dan E. Steimle                    Officer and Principal
                                  Accounting Officer)

/s/ B. J. CASSIN
------------------------------  Director                     January 28, 1997
B. J. Cassin

/s/ CLIFFORD H. HIGGERSON
------------------------------  Director                     January 28, 1997
Clifford H. Higgerson

/s/ BRIAN JACKMAN
------------------------------  Director                     January 28, 1997
Brian Jackman

/s/ DAN RASDAL
------------------------------  Director                     January 28, 1997
Dan Rasdal

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

   3.3     Fourth Amended and Restated Certificate of Incorporation of the Registrant.*
   3.5     Amended and Restated Bylaws of the Registrant.*
   4.1     Specimen Certificate of Common Stock.*
   4.2     Series E Preferred Stock Purchase Agreement, dated September 29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.*
   4.3     Certificate of Incorporation of the Registrant (included in Exhibit 3.3).*
  10.1     Form of Warrant Issued In Connection with the Sale of the Registrant's Series A Preferred Stock on
           January 6, 1993.*
  10.2     Form of Warrant Issued In Connection with the Sale of the Registrant's Series B Preferred Stock on
           October 5, 1993.*
  10.3     Form of Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March
           16, 1994.*
  10.4     Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred
           Stock on March 16, 1994 and May 4, 1994.*
  10.4.1   Form of Amendment to Warrants and Performance Warrants.*
  10.5     Warrant Issued in Connection with the Sale of the Registrant's Series E Preferred Stock on September 29,
           1995.*
  10.6     Restricted Stock Issuance Agreement, dated May 19, 1995, between the Registrant, Donald Green and
           Maureen Green.*#
  10.7     Compensation Agreement, dated May 19, 1995, between the Registrant and Donald Green.*#
  10.8     Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald Green in favor of the
           Registrant.*#
  10.9     Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green.*#
  10.10    Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*#
  10.11    Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris
           Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*+
  10.12    Joint Venture & Partnership Agreement, dated April 11, 1994, between the Registrant and Tellabs
           Operations, Inc.*+
  10.13    License, Joint Development, Supply and Authorized Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute of the Republic of China.*+
  10.14    Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre
           Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT.,
           HuaTong Branch.*+
  10.15    1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and G &
           W/ Redwood Associates Joint Venture, for the premises located at 1445 McDowell Boulevard North.*
  10.16    Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at 1455 McDowell Boulevard North.*
  10.17    Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North.*
  10.18    Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/ Redwood
           Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willowbrook Court.*
  10.19    Second Amended and Restated Loan and Security Agreement, dated December 7, 1995, between the Registrant and Bank of the West.*

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
  10.20    Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.*
  10.21    The Registrant's 1993 Stock Option/Stock Issuance Plan as amended (the ``1993 Plan").*#
  10.22    Form of Stock Option Agreement pertaining to the 1993 Plan.*#
  10.23    Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.*#
  10.24    Form of Stock Purchase Agreement pertaining to the 1993 Plan.*#
  10.25    The Registrant's 1996 Stock Incentive Plan (the ``1996 Plan").*#
  10.26    Form of Stock Option Agreement pertaining to the 1996 Plan.*#
  10.26.1  Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.*#
  10.27    Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.*#
  10.27.1  Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.*#
  10.28    Form of Stock Issuance Agreement pertaining to the 1996 Plan.*#
  10.29    The Registrant's Employee Stock Purchase Plan.*#
  10.30    Termination Agreement of Joint Venture and Partnership Agreement, dated December 23, 1996, between the
           Registrant and Tellabs Operations, Inc.**
  10.31    License and Marketing Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations,
           Inc.**++
  10.32    OEM Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
  11.1     Statement regarding computation of per share earnings.
  21.1     Subsidiaries of the Registrant.*
  23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.
  27.1     Financial Data Schedule.

---------

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

** Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-20369) filed with the Securities and Exchange Commission on January 24, 1997.

+   Portions of this Exhibit have been granted Confidential Treatment.

++ Portions of this Exhibit have been deleted pursuant to a Confidential Treatment Request filed with the Commission.

#  Management contract or compensatory plan or arrangement.