Form 10-Q
period 1997-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1997-05-09
CIK 898805

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                _____________________

                                      FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarter ended March 31, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ____ to____

                               Commission file number:
                                       0-28734

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                68-0277743
               --------                                ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                                One Willow Brook Court
                              Petaluma, California 94954
                                    (707) 794-7700
             (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                _____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X     No
                                                 ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                   Class                          April 25, 1997
       -----------------------------              ---------------
       Common Stock, $0.01 par value                 33,762,917


-------------------------------------------------------------------------------
This report on Form 10-Q, including all exhibits, contains 26 pages. The exhibit index is located on page 23.

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                                 REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1997

                                  TABLE OF CONTENTS



                                                                   Page
                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996...............    3
            Condensed Consolidated Statements of Operations
              Three months ended March 31, 1997 and 1996.........    4
            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 1997 and 1996.........    5
            Notes to Condensed Consolidated Financial Statements.    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................   9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................  18
Item 2.  Changes in Securities....................................  20
Item 3.  Defaults upon Senior Securities..........................  20
Item 4.  Submission of Matters to a Vote of Security Holders......  20
Item 5.  Other Information........................................  20
Item 6.  Exhibits and Reports on Form 8-K.........................  20

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                                  March 31,      December 31,
                                                     1997            1996
                                                  ---------      ------------
                                                 (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                   $  17,144        $  24,942
      Marketable securities                          97,581           83,488
      Accounts receivable                            42,081           32,779
      Inventories, net                               19,672           17,349
      Other current assets                            3,794            3,631
                                                  ---------        ---------
         Total current assets                       180,272          162,189
                                                  ---------        ---------

   Property and equipment, net                       13,888            9,589
   Other assets                                       3,900            3,901
                                                  ---------        ---------
         TOTAL ASSETS                             $ 198,060        $ 175,679
                                                  ---------        ---------
                                                  ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                            $  12,624        $   8,799
      Accrued liabilities                            12,730            8,052
                                                  ---------        ---------
         Total current liabilities                   25,354           16,851
                                                  ---------        ---------

   Long-term liabilities                                897              805

   Stockholders' equity:
      Preferred stock, $0.01 par value;
        5,000,000 shares authorized in 1997
        and 1996; no shares issued and
        outstanding                                       -                -
      Common stock, $0.01 par value; 100,000,000
        shares authorized in 1997 and 1996,
        33,541,676 and 32,649,607 shares issued
        and outstanding in 1997 and 1996,
        respectively                                    335              326
      Additional paid-in capital                    172,881          164,002
      Notes receivable from stockholders               (151)            (151)
      Accumulated deficit                            (1,256)          (6,154)
                                                  ---------        ---------
         Total stockholders' equity                 171,809          158,023
                                                  ---------        ---------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                 $ 198,060        $ 175,679
                                                  ---------        ---------
                                                  ---------        ---------


    See accompanying notes to condensed consolidated financial statements

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ---------        ----------
Revenues                                          $  44,405        $  24,121
Cost of revenues                                     24,977           14,101
                                                  ---------        ---------
      Gross profit                                   19,428           10,020
                                                  ---------        ---------

Operating expenses:
   Research and development                           4,850            2,619
   Selling, general, and administrative               7,798            3,545
   DSC litigation costs                                   -              691
                                                  ---------        ---------
      Total operating expenses                       12,648            6,855
                                                  ---------        ---------

      Operating income                                6,780            3,165

Other income (expense), net                             996              (83)
                                                  ---------        ---------
    Income before income taxes                        7,776            3,082

Income taxes                                          2,877              910
                                                  ---------        ---------
       Net income                                 $   4,899        $   2,172
                                                  ---------        ---------
                                                  ---------        ---------

Net income per share                              $    0.13        $    0.08
                                                  ---------        ---------
                                                  ---------        ---------

Shares used in per share computations                39,104           28,871
                                                  ---------        ---------
                                                  ---------        ---------


     See accompanying notes to condensed consolidated financial statements

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $   4,899        $   2,172
   Adjustments to reconcile net income to net
    cash provided (used) in operating activities:
      Depreciation and amortization                     494              116
      Changes in operating assets and liabilities:
        Accounts receivable                          (9,298)          (6,320)
        Inventories                                  (2,323)          (3,748)
        Accounts payable                              3,825            1,332
        Other, including other current assets
          and liabilities                             4,603            2,828
                                                  ---------        ---------
            NET CASH PROVIDED (USED) IN OPERATING
              ACTIVITIES                              2,200           (3,620)
                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of marketable securities           (14,093)               -
   Purchase of property and equipment                (4,793)            (616)
                                                  ---------        ---------
            NET CASH USED IN INVESTING ACTIVITIES   (18,886)            (616)
                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from secondary offering of common
     stock                                            8,272                -
   Proceeds from other stock issuances and
     exercise of options and warrants                   616               49
                                                  ---------        ---------
            NET CASH PROVIDED BY FINANCING
              ACTIVITIES                              8,888               49

DECREASE IN CASH AND CASH EQUIVALENTS                (7,798)          (4,187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       24,942           11,118
                                                  ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  17,144        $   6,931
                                                  ---------        ---------
                                                  ---------        ---------


     See accompanying notes to condensed consolidated financial statements

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the period ended December 31, 1996, contained in the Company's annual report on Form 10K.

    The consolidated financial statements include Advanced Fibre
    Communications, Inc., and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and accounts have been eliminated.

    The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year.

NOTE 2   INVENTORIES

    Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):


                                          March 31,          December 31,
                                            1997                 1996
                                          ---------          ------------
            Raw materials                 $  7,991             $   7,631
            Work-in-progress                   779                   155
            Finished goods                  10,902                 9,563
                                          ---------            ---------
                                          $ 19,672             $  17,349
                                          ---------            ---------
                                          ---------            ---------

NOTE 3   STOCKHOLDERS' EQUITY

    In February 1997, the Company completed a secondary offering of 2,000,000 shares of common stock, 1,800,000 of which were sold by certain stockholders and 200,000 of which were issued and sold by the Company.

NOTE 4   COMMITMENTS AND CONTINGENCIES

    ITRI

    In September, 1992, the Company entered into agreements (the ITRI Agreements) with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the ETSI version of the UMC. See "Item 2

    Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that Might Affect Future Operating
    Results -- Competition." In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April, 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

    Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October, 1996. No trial date is currently set.

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

    On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASIC sales to the Member Companies. The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies.
    On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company supplied the Member Companies with a specified number of ASICs on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets.
    On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

    The parties conducted discovery with respect to the royalty and ASIC supply issues during September and October, 1996. A hearing on ITRI's motion for a preliminary injunction to require the Company to continue supplying ASICs and ITRI's motion to compel arbitration was held on November 22, 1996. On January 23, 1997, the Court granted the ITRI parties' motion to compel arbitration, and granted, in part, the Member Companies' motion for a preliminary injunction. Under the Court's Order, the case was directed to arbitration under the auspices of the American Arbitration Association, the litigation was stayed, and the Company was directed to continue supplying ASICs to the Member Companies as under the prior temporary restraining order.

    On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. To date, there has been no discovery or other proceedings in the arbitration, and no hearing date is set.

    The Company believes that it has meritorious defenses to the claims asserted by the trustee, ITRI and the Member Companies and it intends to defend the litigation vigorously. Moreover, the Company believes that the damages claims of the trustee, ITRI, and the Member Companies are without merit. The Company further believes that its claims against the trustee, ITRI, the Member Companies, and Acer Netxus are meritorious and the Company intends to vigorously pursue such claims. However, due to the nature of the claims and because the proceedings are in the discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

    DESAI

    On June 20, 1995, two investment limited partnerships, Equity-Linked Investors, L.P. and Equity-Linked Investors, L.P. II (the "Plaintiffs") filed a complaint against the Company in the United States District Court for the Southern District of New York. The Plaintiffs' complaint contains claims for breach of contract, promissory estoppel, and specific performance related to an alleged subordinated debt financing agreement. The Plaintiffs are affiliated with Desai Capital Management Incorporated ("Desai"). From March to June, 1995, the Company was involved in negotiations with Desai regarding a proposed subordinated debt financing of the Company. On June 13, 1995, the Company's Board of Directors disapproved the proposed transaction. According to the Plaintiff's complaint, the Company had a binding commitment to proceed with the proposed financing. The complaint alleges that the Company committed to accept a $10 million to $15 million loan from the Plaintiffs in exchange for interest payments and warrants to purchase 350,000 shares of the Company's Series E Preferred Stock at $12.50 per share (not taking into account a two-for-one stock split in September, 1995 and the further two-for-one stock split effected in August 1996). The complaint alleges damages of "at least the difference between their exercisable $12.50 per share price on 350,000 shares and the per share price of stock sold in any initial public offering."

    On July 12, 1995, and September 8, 1995, the Company filed motions to dismiss the case for lack of federal jurisdiction and failure to state a claim. The motions remained pending, with no discovery or other proceedings in the case, through April, 1997. In April, 1997, the parties entered into a settlement agreement to terminate the litigation. Under the terms of the settlement agreement, and as provided in the original Summary Of Proposed Terms for this transaction, a $100,000 commitment fee that had been in an escrow account since March, 1995 was released to the Plaintiffs and the accrued interest was released to the Company. Pursuant to the settlement, stipulated dismissals with prejudice of all related litigation are to be filed before or during the week of May 5, 1997.

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased $20.3 million, or 84%, from $24.1 million for the three months ended March 31, 1996 to $44.4 million for the comparable period of 1997. This increase was primarily the result of expansion of the Company's customer base, higher international revenues and the introduction of new features in the UMC system. International revenues increased $9.1 million or 198%, from $4.6 million for the first quarter of 1996 to $13.7 million for the three months ended March 31, 1997, and represented 19.1% and 30.9% of total revenues during the respective periods.

In the first quarter of 1997, GTE accounted for 13% of revenues. In the first quarter of 1996, ALLTEL Supply, Inc., an affiliate of ALLTELL, an independent domestic telephone company, and Hong Kong Telephone Company Limited, accounted for 12.3% and 11.9% of revenues, respectively. No other single customer accounted for 10% or more of revenues in either period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a large extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT. Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty costs. Gross profit increased $9.4 million, or 94%, from $10.0 million in the first quarter of 1996 to $19.4 million for the comparable period of 1997, and represented gross margins (as a percentage of revenues) of 41.5% and 43.8%, respectively. The improvement in gross margins was due to lower product costs resulting from engineering design improvements and greater efficiencies achieved in the purchasing and manufacturing activities related to the product as associated with higher unit volumes. Gross margins were negatively impacted in the first quarter of 1997 by the increased level of sales in China which generally have a lower gross margin due to the higher costs of distribution and price sensitivity as compared with other markets. In the future, gross margins may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.2 million, or 85%, from $2.6 million for the three months ended March 31, 1996 to $4.9 million for the comparable period of 1997. The increase in research and development expenses resulted primarily from the hiring of additional personnel and higher costs for material and test equipment used to develop and test new products and features. Research and development expenses represented 10.9% of revenues in the first quarter of both 1997 and 1996.
The Company expects that research and development expenditures generally will continue to increase in absolute dollars to support the continued development of new features and product cost reduction efforts. All research and development costs have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $4.3 million, or 120%, from $3.5 million for the three months ended March 31, 1996 to $7.8 million for the comparable period of 1997. As a percentage of revenues, selling, general and administrative expenses increased from 14.7% of revenues for the three months ended March 31, 1996 to 17.6% of revenues in the comparable period of 1997. The increase in sales and marketing expenses was due to employee costs reflecting the hiring of new employees, commissions earned by the Company's sales force and outside international sales representatives as a result of higher revenue levels, increased advertising and trade show participation in 1997 and higher travel and entertainment costs. General and administrative expenses increased for the three months ended March 31, 1997 as compared with the same period in 1996 due to an expansion of the Company's administrative staff, the legal costs incurred for the ITRI litigation and higher facilities costs.

DSC LITIGATION COSTS. Litigation expenses in connection with the DSC litigation were $691,000 in the first quarter of 1996 and none in 1997. This litigation was settled in the second quarter of 1996.

INCOME TAXES. For the first quarter ended March 31, 1997 and 1996, the Company recorded income taxes at effective rates that approximate the combined federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's cash and marketable security balances totaled $114.7 million compared with $108.4 million at December 31, 1996.

In February 1997, the Company completed a secondary offering of 2,000,000 shares of Common Stock, 1,800,000 of which were sold by certain stockholders and 200,000 of which were issued and sold by the Company, generating approximately $8.3 million of net proceeds to the Company.

Net cash provided by operations in the first quarter of 1997 totaled $2.2 million. Investing activities during the quarter included additions to property and equipment of $4.8 million. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

The Company has a $12.0 million bank line with an interest rate of prime plus 0.5%. The line of credit expired on November 15, 1996, but automatically renews for successive thirty day periods until terminated by written agreement. The amount available to the Company for borrowing under the line is based upon the balance of eligible domestic accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million.
 The bank line requires the Company to comply with certain financial covenants. As of March 31, 1997, and December 31, 1996 no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At March 31, 1997, $1.3 million was reserved under the line for letters of credit and foreign exchange contracts.


The Company also has lease lines totaling $5.2 million that were used for equipment and furniture purchases. There were no amounts left available under the lease lines as of March 31, 1997.

The Company believes that its existing cash and short-term investments and available credit facilities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures, operating lease obligations and debt payments for the next twelve months.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC in January 1994 and, accordingly, has a limited operating history. The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. As a result of these expenditures, combined with $25.9 million of expenses and settlement amounts recorded in connection with certain litigation with DSC Communications Corporation ("DSC") which was settled in June 1996, the Company had an accumulated deficit of $1.3 million as of March 31, 1997. Although the Company first achieved profitability in the second quarter of 1995, it recorded a net loss in the second quarter of 1996 due to charges associated with the settlement of litigation with DSC, and there can be no assurance that the Company will sustain or increase its profitability in the future.

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

The Company has experienced delays in completing development and introduction of new products, product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. Furthermore, the UMC system contains a significant amount of complex hardware and software that may contain undetected or unresolved errors as products are introduced or as new versions are released. The Company has in the past discovered technical difficulties in certain UMC system installations. There can be no assurance that despite significant testing by the Company, hardware or software errors will not be found in the UMC system after commencement of shipments, resulting in delays in, or cancellation of, customer orders or in the loss of market acceptance, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc. Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to, among other things, whether ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system to new member companies and whether AFC has terminated or may terminate such agreements and the rights, if any, of the member companies thereunder. Depending on the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system. Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

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

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of future growth, if such growth occurs, may require the Company to implement expanded or new management and accounting systems. In connection with the Company's recent growth, management evaluated and purchased a new management and accounting system in the first quarter of 1997 and has begun implementation of such system. There can be no assurance that the Company will complete such implementation on a timely basis. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that any such activities can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

CUSTOMER CONCENTRATION. For the three months ended March 31, 1997, approximately 13.0% of the Company's revenues were derived from sales to GTE. For the three months ended March 31, 1996, ALLTEL Supply, Inc., and Hong Kong Telephone Company Limited accounted for 12.3% and 11.9% of the Company's revenues, respectively. For the first three months ended March 31,1997 and 1996, the Company's five largest customers accounted for approximately 41% and 38% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 30.9% and 19.1% of the Company's total revenues for the three months ended March 31,1997 and 1996, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

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

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. Standards setting and compliance verification in the United States are determined by the Federal Communications Commission ("FCC"), by Underwriters Laboratories, by independent telephone companies, by Bell Communications Research ("Bellcore") and by other independent third-party testing organizations. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and with requirements established by the individual regional carriers which specify how equipment that is connected to their local networks must operate. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute. These standards are implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITRI

In September, 1992, the Company entered into agreements (the ITRI Agreements) with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the ETSI version of the UMC. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that Might Affect Future Operating Results --Competition." In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April, 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October, 1996. No trial date is currently set.

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

On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASIC sales to the Member Companies. The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company supplied the Member Companies with a specified number of ASICs on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

The parties conducted discovery with respect to the royalty and ASIC supply issues during September and October, 1996. A hearing on ITRI's motion for a preliminary injunction to require the Company to continue supplying ASICs and ITRI's motion to compel arbitration was held on November 22, 1996. On January 23, 1997, the Court granted the ITRI parties' motion to compel arbitration, and granted, in part, the Member Companies' motion for a preliminary injunction. Under the Court's Order, the case was directed to arbitration under the auspices of the American Arbitration Association, the litigation was stayed, and the Company was directed to continue supplying ASICs to the Member Companies as under the prior temporary restraining order.

On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. To date, there has been no discovery or other proceedings in the arbitration, and no hearing date is set.

The Company believes that it has meritorious defenses to the claims asserted by the trustee, ITRI and the Member Companies and it intends to defend the litigation vigorously. Moreover, the Company believes that the damages claims of the trustee, ITRI, and the Member Companies are without merit. The Company further believes that its claims against the trustee, ITRI, the Member Companies, and Acer Netxus are meritorious and the Company intends to vigorously pursue such claims. However, due to the nature of the claims and because the proceedings are in the discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management.
 After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

DESAI

On June 20, 1995, two investment limited partnerships, Equity-Linked Investors, L.P. and Equity-Linked Investors, L.P. II (the "Plaintiffs") filed a complaint against the Company in the United States District Court for the Southern District of New York. The Plaintiffs' complaint contains claims for breach of contract, promissory estoppel, and specific performance related to an alleged subordinated debt financing agreement. The Plaintiffs are affiliated with Desai Capital Management Incorporated ("Desai"). From March to June, 1995, the Company was involved in negotiations with Desai regarding a proposed subordinated debt financing of the Company. On June 13, 1995, the Company's Board of Directors disapproved the proposed transaction. According to the Plaintiff's complaint, the Company had a binding commitment to proceed with the proposed financing. The complaint alleges that the Company committed to accept a $10 million to $15 million loan from the Plaintiffs in exchange for interest payments and warrants to purchase 350,000 shares of the Company's Series E Preferred Stock at $12.50 per share (not taking into account a two-for-one stock split in September, 1995 and the further two-for-one stock split effected in August 1996). The complaint alleges damages of "at least the difference between their exercisable $12.50 per share price on 350,000 shares and the per share price of stock sold in any initial public offering."

On July 12, 1995, and September 8, 1995, the Company filed motions to dismiss the case for lack of federal jurisdiction and failure to state a claim. The motions remained pending, with no discovery or other proceedings in the case, through April, 1997. In April, 1997, the parties entered into a settlement agreement to terminate the litigation. Under the terms of the settlement agreement, and as provided in the original Summary Of Proposed Terms for this transaction, a $100,000 commitment fee that had been in an escrow account since March, 1995 was released to the Plaintiffs and the accrued interest was released to the Company. Pursuant to the settlement, stipulated dismissals with prejudice of all related litigation are to be filed before or during the week of May 5, 1997.

ITEM 2.  CHANGES IN SECURITIES:

Between January 1, 1997 and March 31, 1997 the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): (i) the Company granted stock options to its employees under its 1996 Stock Incentive Plan, covering an aggregate of 615,735 shares of the Company's Common Stock, at exercise prices ranging from $29.50 to $53.25 per share and (ii) the Company issued and sold an aggregate of 342,493 shares of Common Stock upon exercise of warrants to 5 persons or entities for aggregate consideration of $384,000.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensations as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investments only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None


ITEM 5.  OTHER INFORMATION:  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

Exhibit
Number                            Document Description
--------                          --------------------
 3.3     Fourth Amended and Restated Certificate of Incorporation of the
         Registrant.*
 3.5     Amended and Restated Bylaws of the Registrant.*
 4.1     Specimen Certificate of Common Stock.*
 4.2     Series E Preferred Stock Purchase Agreement, dated September 29,
         1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.*
 4.3     Certificate of Incorporation of the Registrant (included in Exhibit
         3.3).*
 10.1    Form of Warrant Issued In Connection with the Sale of the
         Registrant's Series A Preferred Stock on January 6, 1993.*
 10.2    Form of Warrant Issued In Connection with the Sale of the
         Registrant's Series B Preferred Stock on October 5, 1993.*
 10.3 Form of Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March 16, 1994.*
 10.4 Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March 16, 1994 and May
         4, 1994.*
 10.4.1  Form of Amendment to Warrants and Performance Warrants.*
 10.5 Warrant Issued in Connection with the Sale of the Registrant's Series E Preferred Stock on September 29, 1995.*
 10.6 Restricted Stock Issuance Agreement, dated May 19, 1995, between the Registrant, Donald Green and Maureen Green.*
 10.7 Compensation Agreement, dated May 19, 1995, between the Registrant and Donald Green.*
 10.8 Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald Green in favor of the Registrant.*
 10.9 Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green.*
 10.10 Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*
 10.11 Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*+
 10.12 Joint Venture & Partnership Agreement, dated April 11, 1994, between the Registrant and Tellabs Operations, Inc.*+
 10.13 License, Joint Development, Supply and Authorized Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute of the Republic of China.*+
 10.14 Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.*+
 10.15 1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and G & W/ Redwood Associates Joint Venture, for the premises located at 1445 McDowell Boulevard North.*
 10.16 Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at 1455 McDowell Boulevard North.*
 10.17 Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North.*
 10.18 Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willowbrook Court.*
 10.19 Second Amended and Restated Loan and Security Agreement, dated December 7, 1995, between the Registrant and Bank of the West.*
 10.20 Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.*
 10.21 The Registrant's 1993 Stock Option/Stock Issuance Plan as amended (the "1993 Plan").*
 10.22   Form of Stock Option Agreement pertaining to the 1993 Plan.*
 10.23   Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.*
 10.24   Form of Stock Purchase Agreement pertaining to the 1993 Plan.*
 10.25   The Registrant's 1996 Stock Incentive Plan (the "1996 Plan").*
 10.26   Form of Stock Option Agreement pertaining to the 1996 Plan.*
 10.26.1 Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.*
 10.27   Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.*
 10.27.1 Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.*
 10.28   Form of Stock Issuance Agreement pertaining to the 1996 Plan.*
 10.29   The Registrant's Employee Stock Purchase Plan.*
 10.30 Termination Agreement of Joint Venture and Partnership Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
 10.31 License and Marketing Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
 10.32 OEM Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
 11.1    Schedule re: computation of net income per share.
 21.1    Subsidiaries of the Registrant.*
 27.1    Financial data schedule.


* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

** Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-20369) filed with the Securities and Exchange Commission on January 24, 1997, as amended, and declared effective February 12, 1997.

+   Portions of this Exhibit have been granted Confidential Treatment.


    (b) REPORTS ON FORM 8-K: None

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ADVANCED FIBRE COMMUNICATIONS, INC.
                              (Registrant)



Dated:  May 9, 1997           By:     /s/ Dan E. Steimle
                                 ------------------------------------------
                                 Name:    Dan E. Steimle
                                 Title:   Vice President, Chief Financial
                                          Officer, Treasurer and Secretary

                         ADVANCED FIBRE COMMUNICATIONS, INC.
                                    EXHIBIT INDEX


Exhibit
Number        Document Description
--------      --------------------

 11.1         Schedule re: computation of net income per share.

 27.1         Financial data schedule.