Form 10-Q
period 1997-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1997-08-08
CIK 898805

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                   FORM 10-Q
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarter ended June 30, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from      to
                                         ----    ----
                            Commission file number:
                                    0-28734
                               -----------------

                       ADVANCED FIBRE COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
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

                           ------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X     No
                                                -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding as of
                 Class                                          July 25, 1997
     -----------------------------                              -------------
     Common Stock, $0.01 par value                                35,811,645

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996......................  3
             Condensed Consolidated Statements of Operations
                Three and six months ended June 30, 1997  and  1996......  4
             Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1997 and  1996.................  5
             Notes to Condensed Consolidated Financial Statements........  6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................... 10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 19
Item 2.   Changes in Securities.......................................... 21
Item 3.   Defaults upon Senior Securities................................ 21
Item 4.   Submission of Matters to a Vote of Security Holders............ 21
Item 5.   Other Information.............................................. 21
Item 6.   Exhibits and Reports on Form 8-K............................... 21

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1997          1996
                                                                 ------------   ------------
                                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $ 12,489       $ 24,942
    Marketable securities                                              99,008         83,488
    Accounts receivable                                                52,986         32,779
    Inventories, net                                                   27,854         17,349
    Other current assets                                                5,973          3,631
                                                                    -----------   ------------
      Total current assets                                            198,310        162,189
                                                                    -----------   ------------
  Property and equipment, net                                          17,820          9,589
  Other assets                                                          3,509          3,901
                                                                    -----------   ------------
      TOTAL ASSETS                                                   $219,639       $175,679
                                                                    -----------   ------------
                                                                    -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $ 17,253       $  8,799
    Accrued liabilities                                                12,777          8,052
                                                                    -----------   ------------
      Total current liabilities                                        30,030         16,851
                                                                    -----------   ------------

  Long-term liabilities                                                   967            805

  Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000 shares authorized
      in 1997 and 1996; no shares issued and outstanding                   --             --
    Common stock, $0.01 par value; 100,000,000 shares authorized in 1997 and 1996, 35,627,934 and 32,649,607 shares issued
      and outstanding in 1997 and 1996, respectively                      355            326
    Additional paid-in capital                                        181,637        164,002
    Notes receivable from stockholders                                   (151)          (151)
    Retained earnings (accumulated deficit)                             6,801         (6,154)
                                                                    -----------   ------------
      Total stockholders' equity                                      188,642        158,023
                                                                    -----------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $219,639       $175,679
                                                                    -----------   ------------
                                                                    -----------   ------------

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months      Six Months Ended
                                                                     Ended June 30,         June 30,
                                                                    -----------------  ------------------
                                                                     1997      1996      1997      1996
                                                                    -------  --------  --------  --------
Revenues                                                            $61,207  $ 29,651  $105,612  $ 53,772
Cost of revenues                                                     33,535    16,957    58,512    31,058
                                                                    -------  --------  --------  --------
      Gross profit                                                   27,672    12,694    47,100    22,714
                                                                    -------  --------  --------  --------
Operating expenses:
    Research and development                                          6,440     3,275    11,290     5,894
    Selling, general, and administrative                              9,830     4,356    17,628     7,901
    DSC litigation costs                                              --       18,256     --       18,947
                                                                    -------  --------  --------  --------
      Total operating expenses                                       16,270    25,887    28,918    32,742
                                                                    -------  --------  --------  --------
      Operating income (loss)                                        11,402   (13,193)   18,182   (10,028)

    Other income (expense), net                                       1,385       (18)    2,381      (101)
                                                                    -------  --------  --------  --------
      Income (loss) before income taxes                              12,787   (13,211)   20,563   (10,129)

Income taxes (benefit)                                                4,731    (9,498)    7,608    (8,588)
                                                                    -------  --------  --------  --------
      Net income (loss)                                             $ 8,056  $ (3,713) $ 12,955  $ (1,541)
                                                                    -------  --------  --------  --------
                                                                    -------  --------  --------  --------
Net income per share                                                $  0.21            $   0.33
                                                                    -------            --------
                                                                    -------            --------
Pro forma net loss per share                                                 $  (0.15)           $  (0.06)
                                                                             --------            --------
                                                                             --------            --------
Shares used in per share computations                                39,253    24,432    38,832    24,255
                                                                    -------  --------  --------  --------
                                                                    -------  --------  --------  --------

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             -----------------
                                                                               1997     1996
                                                                             --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 12,955  $(1,541)
  Adjustments to reconcile net income to net cash provided from
    (used in) operating activities:
       Noncash portion of litigation settlement                                    --   12,807
       Deferred income taxes                                                   (1,324)  (8,588)
       Depreciation and amortization                                            1,112      321
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (20,203)  (9,648)
         Inventories                                                          (10,505)  (7,690)
         Accounts payable                                                       8,454    4,029
         Other, including other current assets and liabilities                 13,254    3,141
                                                                             --------  -------
            NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    3,743   (7,169)
                                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of marketable securities                                      (15,520)      --
  Purchase of property and equipment                                           (9,343)  (1,886)
  Business acquisition, net of cash acquired                                       --     (783)
  Other                                                                            --     (167)
                                                                             --------  -------
            NET CASH USED IN INVESTING ACTIVITIES                             (24,863)  (2,836)
                                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowing                                                     --    9,700
  Proceeds from secondary offering of common stock                              7,843       --
  Proceeds from other stock issuances and exercise of options and warrants        824       72
                                                                             --------  -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                           8,667    9,772
                                                                             --------  -------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (12,453)    (233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 24,942   11,118
                                                                             --------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 12,489  $10,885
                                                                             --------  -------
                                                                             --------  -------
NONCASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of preferred stock for business acquisition                       $     --  $ 1,540
                                                                             --------  -------
                                                                             --------  -------

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the period ended December 31, 1996, contained in the Company's annual report on Form 10-K.

        The consolidated financial statements include Advanced Fibre Communications, Inc., and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and accounts have been eliminated.

        The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

        Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):


                                           June 30,    December 31,
                                             1997          1996
                                           --------    ------------
            Raw materials                  $ 12,646     $  7,631
            Work-in-progress                    299          155
            Finished goods                   14,909        9,563
                                           --------     --------
                                           $ 27,854     $ 17,349
                                           --------     --------
                                           --------     --------

NOTE 3  COMMITMENTS AND CONTINGENCIES

        ITRI

        In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000-TM- ("UMC"). See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that Might Affect Future Operating Results -- Competition." In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the

        Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

        Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustees, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October 1996. No trial date is currently set.

        On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other ways, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan based Acer Netxus, Inc., as parties to the suit.


        On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASIC sales and alleged failure to provide certain other UMC technology to the Member Companies.
        The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company supplied the Member Companies with a specified number of ASICs on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

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

        On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. Document discovery is scheduled to occur in August 1997. The date for commencement of the evidentiary hearing has not been set.

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

        DESAI
        On June 20, 1995, two investment limited partnerships, Equity-Linked Investors, L.P. and Equity-Linked Investors, L.P. II (the "Plaintiffs") filed a complaint against the Company in the United States District Court for the Southern District of New York. The Plaintiffs' complaint contained claims for breach of contract, promissory estoppel, and specific performance related to an alleged subordinated debt financing agreement. The Plaintiffs are affiliated with Desai Capital Management Incorporated ("Desai"). From March to June 1995, the Company was involved in negotiations with Desai regarding a proposed subordinated debt financing of the Company. On June 13, 1995, the Company's Board of Directors disapproved the proposed transaction. According to the Plaintiffs' complaint, the Company had a binding commitment to proceed with the proposed financing and caused the Plaintiffs damage by not concluding the transaction.

        On July 12, 1995, and September 8, 1995, the Company filed motions to dismiss the case for lack of federal jurisdiction and failure to state a claim. The motions remained pending, with no discovery or other proceedings in the case, through April 1997. In April 1997, the parties entered into a settlement agreement to terminate the litigation. Under the terms of the settlement agreement, and as provided in the original Summary Of Proposed Terms for this transaction, a $100,000 commitment fee that had been in an escrow account since March 1995 was released to the Plaintiffs and the accrued interest was released to the Company. Pursuant to the settlement, stipulated dismissals with prejudice of all related litigation were filed in May 1997, and the litigation is now concluded.

        DSC

        From July 1993 until June 1996 the Company was involved in litigation with DSC Communications Corporation ("DSC"). DSC alleged, among other things, that the Company's UMC technology contained or was derived from trade secrets and other proprietary technology of DSC. The parties entered into a Settlement Agreement and Mutual Releases dated as of June 24, 1996 (the "Settlement Agreement") pursuant to which the litigation was terminated. Under the terms of the Settlement Agreement, the Company paid DSC $3,000,000 in June 1996 and $7,106,000 in July 1996, and issued 725,787 shares of common stock to DSC. The full settlement amount was recorded during the second quarter of 1996 as a charge of $15,807,000. Under the terms of the Settlement Agreement, the Company maintains all rights to the UMC technology free and clear of any claim by DSC.

NOTE 4  NET INCOME PER SHARE

        Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic net income per share and, for companies with complex capital structures, diluted net income per share. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic net income per share will be higher than fully diluted net income per share as presented in the accompanying condensed consolidated financial statements and that diluted net income per share will not differ materially from fully diluted net income per share as presented in the accompanying condensed consolidated financial statements.


NOTE 5  COMMON STOCK SPLIT

        The Company announced a special meeting of stockholders scheduled for September 22, 1997 to obtain stockholder approval of an increase in the number of shares of its authorized common stock. The Company intends to declare a two-for-one stock split at the special meeting immediately after obtaining stockholder approval of the increase in the number of shares of its authorized common stock.

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

GENERAL

AFC designs, develops, manufactures, markets and supports the UMC system, a cost-effective, multi-feature digital loop carrier system developed to serve low density markets. The Company's UMC system is designed to enable telephone companies, cable companies and other service providers to connect subscribers to the central office switch for narrow band, wide band, and broad band voice and data communications over copper, fiber, coaxial cable and analog radio networks. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company sells its product worldwide, primarily through its direct sales force in the domestic market, and through direct sales, joint ventures, distributors and agents in international markets.

RESULTS OF OPERATIONS

REVENUES. For the three months ended June 30, 1997, revenues increased 106% to $61.2 million compared with $29.7 million for the same period of 1996. International revenues increased to $14.6 million in the second quarter of 1997, compared with $2.2 million for the same period of 1996, and represented 23.8% and 7.4% of total revenues during the respective periods.

For the six months ended June 30, 1997, revenues increased 96% to $105.6 million from $53.8 million for the comparable period of 1996. International revenues increased to $28.3 million for the six months ended 1997 compared with $6.8 million for the same period of 1996, and represented 26.8% and 12.6% of total revenues during the respective periods. The improvement in revenues for the three month and six month periods of 1997 was primarily due to the introduction of new features of the UMC system, the expansion of the Company's customer base and higher international revenues.

For the second quarter and first half of 1997, two customers accounted for more than 10% of revenues. In the three and six months ended June 30, 1997, GTE Communication Systems Corporation accounted for 17.4% and 15.5% of revenues, respectively, and Sprint Corporation accounted for 14.1% and 10.4% of revenues, respectively. In the second quarter and first half of 1996, ALLTEL Supply Inc., an affiliate of ALLTEL, an independent domestic telephone company, accounted for 18.2% and 15.6% of revenues, respectively. No other customer accounted for 10% or more of revenues in any such period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT. Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty costs. For the three months ended
June 30, 1997, gross profit increased to $27.7 million compared with $12.7 million for the same period of 1996, and represented gross margins (as a percent of revenues) of 45.2% and 42.8%, respectively. For the six months ended June 30, 1997, gross profit increased to $47.1 million from $22.7 million for the comparable period of 1996, and represented gross margin percentages of 44.6% and 42.2%, respectively. The improvement in gross margins for the three month and six month periods from 1996 to 1997 was due to lower product costs resulting from engineering design improvements and greater efficiencies achieved in the purchasing and manufacturing activities related to the product as associated with higher unit volumes. In the future, gross margins may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.


RESEARCH AND DEVELOPMENT. For the three months ended June 30, 1997, research and development expenses increased 97% to $6.4 million compared with $3.3 million for the same period of 1996. Research and development expenses represented 10.5% and 11.0% of revenues for the second quarter of 1997 and 1996, respectively.

For the six months ended June 30, 1997, research and development expenses increased 92% to $11.3 million compared with $5.9 million for the same period of 1996. As a percentage of revenues, research and development expenses were 10.7% and 11.0% for the first six months of 1997 and 1996, respectively.

The increase in research and development expenses for the three months and six months ended June 30, 1997 resulted primarily from the hiring of additional personnel, higher costs for material and test equipment used to develop and test new products and features, and the use of outside services for certain development and testing efforts. The number of employees in the research and development departments increased 51% to 148 as of June 30, 1997 from 98 at June 30, 1996. The Company expects that research and development expenditures generally will continue to increase in absolute dollars to support the continued development of new features and product cost reduction efforts. All research and development costs have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 1997, selling, general and administrative expenses increased to $9.8 million compared with $4.4 million for the same period of 1996. Selling, general and administrative expenses represented 16.1% and 14.7% of revenues for the second quarter of 1997 and 1996, respectively.

For the six months ended June 30, 1997, selling, general and administrative expenses increased to $17.6 million compared with $7.9 million for the same period of 1996. As a percentage of revenues, selling, general and administrative expenses were 16.7% and 14.7% for the first two quarters of 1997 and 1996, respectively.

The increase in sales and marketing expenses for the three months and six months ended June 30, 1997 was primarily due to the addition of new employees, commissions earned by outside international distributors and the Company's sales force resulting from higher revenue levels, higher travel and entertainment costs and increased advertising and trade show participation. General and administrative expenses increased in the second quarter of 1997 as compared with the same period in 1996 due to legal costs associated with the ITRI litigation, an increase in general and administrative staff and higher facilities costs. Selling, general and administrative headcount increased 109% to 201 as of June 30, 1997 from 96 at June 30, 1996.

DSC LITIGATION. From July 1993 until June 1996 the Company was involved in litigation with DSC Communications Corporation ("DSC"). DSC alleged, among other things, that the Company's UMC technology contained or was derived from trade secrets and other proprietary technology of DSC. The parties entered into a Settlement Agreement and Mutual Releases dated as of June 24, 1996 (the "Settlement Agreement") pursuant to which the litigation was terminated.
 Under the terms of the Settlement Agreement, the Company paid DSC $3,000,000 in June 1996 and $7,106,000 in July 1996, and issued 725,787 shares of common stock to DSC. The full settlement amount was recorded during the second quarter of 1996 as a charge of $15,807,000. Under the terms of the Settlement Agreement, the Company maintains all rights to the UMC technology free and clear of any claim by DSC.

INCOME TAXES (BENEFIT). For the three and six months ended June 30, 1997, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. For the six months ended June 30, 1996, an income tax benefit of $8.6 million was recorded to reflect the benefit of the DSC litigation settlement and the decrease in the valuation allowance recorded against the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash and marketable security balances totaled $111.5 million compared with $108.4 million at December 31, 1996.

In February 1997, the company completed a secondary offering of 2,000,000 shares of Common Stock, 1,800,000 of which were sold by certain stockholders and 200,000 of which were sold by the Company, generating approximately $7.8 million of net proceeds to the Company.

Net cash provided by operations in the first two quarters of 1997 totaled $3.7 million. Investing activities during the same period included additions to property and equipment of $9.3 million. The Company continues to invest in capital equipment to support its employee and facility growth, implementation of its new management and accounting system, and its research and development and manufacturing activities.

The Company has a $12.0 million bank line with an interest rate of prime plus 0.5%. The line of credit expired on November 15, 1996, but automatically renews for successive thirty day periods until terminated by written agreement. The amount available to the Company for borrowing under the line is based upon the balance of eligible domestic accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million.
 The bank line requires the Company to comply with certain financial covenants. As of June 30, 1997, and December 31, 1996 no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At June 30, 1997, $1.3 million was reserved under the line for letters of credit.

The Company also has lease lines totaling $12.8 million that are used for equipment and furniture purchases. As of June 30, 1997, $6.5 million remained available under the lease lines.

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

DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors that manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd. and Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.), and Shanghai Lucent Technologies Transmission Equipment Co., Ltd., to manufacture the Company's printed circuit board assemblies; (ii) Paragon, Inc., to manufacture backplanes and channel bank assemblies and (iii) Sonoma Metal Products, Inc., and Cowden Metal San Jose, Inc., to manufacture the outside cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

The Company also relies on Point-to-Point Communications, Inc.
("Point-to-Point"), a third-party support organization, to provide first line technical assistance and post-sales support to AFC customers. There can be no assurance that Point-to-Point will be able to provide the level of customer support demanded by the Company's existing or potential customers.

COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd., UT Starcom, Inc., and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to, among other things, whether ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system to new member companies and whether AFC has terminated or may terminate such agreements and the rights, if any, of the member companies thereunder. Depending on the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system.
 Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

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

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of future growth, if such growth occurs, may require the Company to implement expanded or new management and accounting systems. In connection with the Company's recent growth, management evaluated and purchased a new management and accounting system and is in the process of implementing the system. There can be no assurance that the Company will complete such implementation on a timely basis. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that any such activities can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

CUSTOMER CONCENTRATION. For the six months ended June 30, 1997, approximately 15.5% and 10.4% of the Company's revenues were derived from sales to GTE Communication Systems Corporation and Sprint Corporation, respectively. For the six months ended June 30, 1996, ALLTEL Supply, Inc., accounted for 15.6 % of the Company's revenues. For the six months ended June 30, 1997 and 1996, the Company's five largest customers accounted for approximately 43% and 37% of revenues, respectively. Although the Company's largest customers have varied from period to period, the

Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 26.8% and 12.6% of the Company's total revenues for the six months ended June 30, 1997 and 1996, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees of the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with, or key person life insurance for, any of its employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITRI In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000-TM- ("UMC"). See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that Might Affect Future Operating Results -- Competition." In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustees, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October 1996. No trial date is currently set.

On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other ways, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan based Acer Netxus, Inc., as parties to the suit.

On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASIC sales and alleged failure to provide certain other UMC technology to the Member Companies. The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company supplied the Member Companies with a specified number of ASICs on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On

September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

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

On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. Document discovery is scheduled to occur in August 1997. The date for commencement of the evidentiary hearing has not been set.

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

DESAI
On June 20, 1995, two investment limited partnerships, Equity-Linked Investors, L.P. and Equity-Linked Investors, L.P. II (the "Plaintiffs") filed a complaint against the Company in the United States District Court for the Southern District of New York. The Plaintiffs' complaint contained claims for breach of contract, promissory estoppel, and specific performance related to an alleged subordinated debt financing agreement. The Plaintiffs are affiliated with Desai Capital Management Incorporated ("Desai"). From March to June 1995, the Company was involved in negotiations with Desai regarding a proposed subordinated debt financing of the Company. On June 13, 1995, the Company's Board of Directors disapproved the proposed transaction. According to the Plaintiffs' complaint, the Company had a binding commitment to proceed with the proposed financing and caused the Plaintiffs damage by not concluding the transaction.

On July 12, 1995, and September 8, 1995, the Company filed motions to dismiss the case for lack of federal jurisdiction and failure to state a claim. The motions remained pending, with no discovery or other proceedings in the case, through April 1997. In April 1997, the parties entered into a settlement agreement to terminate the litigation. Under the terms of the settlement agreement, and as provided in the original Summary Of Proposed Terms for this transaction, a $100,000 commitment fee that had been in an escrow account since March 1995 was released to the Plaintiffs and the accrued interest was released to the Company. Pursuant to the settlement, stipulated dismissals with prejudice of all related litigation were filed in May 1997, and the litigation is now concluded.

ITEM 2.  CHANGES IN SECURITIES:

Between April 1, 1997 and June 30, 1997 the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): (i) the Company granted stock options to its employees and a non-employee director under its 1996 Stock Incentive Plan, covering an aggregate of 367,995 shares of the Company's Common Stock, at exercise prices ranging from $31.88 to $60.63 per share and (ii) the Company issued and sold an aggregate of 1,353,857 shares of Common Stock upon the net exercise of warrants to 6 persons or entities for aggregate consideration of 38,358 shares of Common Stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company's 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 14, 1997. The following matters were voted on by the stockholders:

1. Election of two Class I Directors. Carl Grivner and Clifford H. Higgerson were elected to the Company's Board of Directors as Class I Directors to serve for terms extending until the Annual Meeting of Stockholders to be held in the year 2000 and until their successors have been duly elected and qualified, or until their resignation or removal, if any. The result of the voting was as follows: 27,159,169 votes in favor of Carl Grivner, with 25,224 votes withheld and 27,159,219 votes in favor of Clifford Higgerson, with 25,174 votes withheld. The terms of office of the Company's other directors, B.J. Cassin, Don Green, Brian Jackman and Dan Rasdal, continued after the Annual Meeting.

2. Ratification of selection of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997. The result of the vote was 27,166,042 shares in favor, 3,537 shares against, 14,814 shares abstaining and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:


Exhibit
Number                                  Document Description
-------                                 --------------------
     3.3  Fourth Amended and Restated Certificate of Incorporation of the Registrant.*
     3.5  Amended and Restated Bylaws of the Registrant.
     4.1  Specimen Certificate of Common Stock.*
     4.2  Series E Preferred Stock Purchase Agreement, dated September 29, 1995, between the Registrant and certain purchasers of the Registrant's Series  E Preferred Stock.*
     4.3  Certificate of Incorporation of the Registrant (included in Exhibit 3.3).*
    10.1  Form of Warrant Issued In Connection with the Sale of the Registrant's Series A Preferred Stock on January 6, 1993.*



    10.2  Form of Warrant Issued In Connection with the Sale of the Registrant's Series B Preferred Stock on October 5, 1993.*
    10.3  Form of Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March 16, 1994.*
    10.4  Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on
          March 16, 1994 and May 4, 1994.*
  10.4.1  Form of Amendment to Warrants and Performance Warrants.*
    10.5  Warrant Issued in Connection with the Sale of the Registrant's Series E Preferred Stock on September 29, 1995.*
    10.6  Restricted Stock Issuance Agreement, dated May 19, 1995, between the Registrant, Donald Green and Maureen Green.*
    10.7  Compensation Agreement, dated May 19, 1995, between the Registrant and Donald Green.*
    10.8  Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald Green in favor of the Registrant.*
    10.9  Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green.*
   10.10  Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*
   10.11  Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*+
   10.13  License, Joint Development, Supply and Authorized Manufacturing Agreement, dated September 25, 1992, between the
          Registrant and Industrial Technology Research Institute of the Republic of China.*+
   10.14  Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre Technology
          Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.*+
   10.15  1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and
          G & W/Redwood Associates Joint Venture, for the premises located at 1445 McDowell Boulevard North.*
   10.16  Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/Redwood Associates Joint
          Venture, for the premises located at 1455 McDowell Boulevard North.*
   10.17  Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G & W/Redwood Associates Joint
          Venture, for the premises located at 1440 McDowell Boulevard North.*
   10.18  Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/Redwood Associates Joint
          Venture, for the premises located at Buildings 1 & 9 of Willowbrook Court.*
   10.19  Second Amended and Restated Loan and Security Agreement, dated December 7, 1995, between the Registrant and Bank of the West.*
   10.20  Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.*
   10.21  The Registrant's 1993 Stock Option/Stock Issuance Plan as amended (the "1993 Plan").*
   10.22  Form of Stock Option Agreement pertaining to the 1993 Plan.*
   10.23  Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.*
   10.24  Form of Stock Purchase Agreement pertaining to the 1993 Plan.*
   10.25  The Registrant's 1996 Stock Incentive Plan (the "1996 Plan").*
   10.26  Form of Stock Option Agreement pertaining to the 1996 Plan.*
 10.26.1  Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.*
   10.27  Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.*
 10.27.1  Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.*
   10.28  Form of Stock Issuance Agreement pertaining to the 1996 Plan.*
   10.29  The Registrant's Employee Stock Purchase Plan.*
   10.30  Termination Agreement of Joint Venture and Partnership Agreement, dated December 23, 1996, between the
          Registrant and Tellabs Operations, Inc.**
   10.31  License and Marketing Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
   10.32  OEM Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
   10.33  Stock Issuance Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee.
   10.34  Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.
   10.35  Stock Pledge Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee.
   10.36  Consulting Agreement, dated May 19, 1997, between the Registrant and Peter A. Darbee.
    11.1  Schedule re: computation of net income (loss) per share.
    21.1  Subsidiaries of the Registrant.*
    27.1  Financial data schedule.

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


        (b) REPORTS ON FORM 8-K: NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ADVANCED FIBRE COMMUNICATIONS, INC.
                              (Registrant)


Dated:  August 8, 1997        By:   /s/  Peter A. Darbee
                                 -----------------------------------
                              Name:   Peter A. Darbee
                              Title:  Vice President, Chief Financial Officer
                                      and Secretary

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                                EXHIBIT INDEX


Exhibit
Number                                  Document Description
-------                                 --------------------
3.5       Amended and restated bylaws of the registrant.

10.33     Stock Issuance Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee.

10.34     Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.

10.35     Stock Pledge Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee.

10.36     Consulting Agreement, dated May 19, 1997, between the Registrant and Peter A. Darbee.

11.1      Schedule re: computation of net income (loss) per share.

27.1      Financial data schedule.