Form 10-Q
period 1997-01-01
ADVANCED FIBRE COMMUNICATIONS INC
filed 1997-11-07
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarter ended September 30, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____ to____

                    Commission file number:
                           0-28734
                       ---------------

               ADVANCED FIBRE COMMUNICATIONS, INC.
               -----------------------------------
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

                                             Yes  X     No
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Outstanding as of
                Class                          October 24, 1997
                -----                          ----------------
     Common Stock, $0.01 par value               72,264,406

--------------------------------------------------------------------------------
                   ADVANCED FIBRE COMMUNICATIONS, INC.
                            REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                             TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996 . . . . . . . . . . . 3
            Condensed Consolidated Statements of Operations
               Three and nine months ended September 30, 1997  and  1996. . . 4
            Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1997 and  1996 . . . . . . . . 5
            Notes to Condensed Consolidated Financial Statements. . . . . . . 6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 9





PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 20
Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . 20
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 20
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 20
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 21

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                September 30,      December 31,
                                                    1997               1996
                                                -------------      ------------
                                                 (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                   $       8,774      $     24,942
    Marketable securities                              99,985            83,488
    Accounts receivable                                59,499            32,779
    Inventories, net                                   42,227            17,349
    Other current assets                                6,141             3,631
                                                -------------      ------------
      Total current assets                            216,626           162,189

  Property and equipment, net                          22,613             9,589
  Other assets                                          6,615             3,901
                                                -------------      ------------
      TOTAL ASSETS                              $     245,854      $    175,679
                                                -------------      ------------
                                                -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                           $      22,155       $      8,799
    Accrued liabilities                               17,124       $      8,052
                                               -------------       ------------
      Total current liabilities                       39,279             16,851

  Long-term liabilities                                  795                805

  Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000
      shares authorized in 1997 and 1996; no
      shares issued and outstanding                        -                  -
    Common stock, $0.01 par value; shares
      200,000,000 shares authorized in 1997 and
      1996, 72,198,052 and 65,299,214 shares
      issued and outstanding in 1997 and 1996,
      respectively                                        722               653
    Additional paid-in capital                        187,843           163,675
    Notes receivable from stockholders                   (376)             (151)
    Retained earnings (accumulated deficit)            17,591            (6,154)
                                                -------------      ------------
      Total stockholders' equity                      205,780           158,023
                                                -------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $     245,854      $    175,679
                                                -------------      ------------
                                                -------------      ------------


     See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------    ----------------------
                                      1997      1996         1997         1996
                                    --------  --------    ----------    --------

Revenues                            $76,790   $35,012       $182,402    $88,784
Cost of revenues                     41,472    19,737         99,984     50,795
                                    -------   -------       --------    -------
    Gross profit                     35,318    15,275         82,418     37,989
                                    -------   -------       --------    -------
Operating expenses:
  Research and development            7,205     4,141         18,495     10,035
  Selling, general and
    administrative                   12,297     5,608         29,925     13,509
  DSC litigation costs                    -         -              -     18,947
                                    -------   -------       --------    -------
    Total operating expenses         19,502     9,749         48,420     42,491
                                    -------   -------       --------    -------

    Operating income (loss)          15,816     5,526         33,998     (4,502)

  Other income (expense), net         1,313      (338)         3,694       (439)
                                    -------   -------       --------    -------
    Income (loss) before income
      taxes                          17,129     5,188         37,692     (4,941)

Income taxes (benefit)                6,338     1,984         13,946     (6,604)
                                    -------   -------       --------    -------

    Net income                      $10,791   $ 3,204       $ 23,746    $ 1,663
                                    -------   -------       --------    -------
                                    -------   -------       --------    -------

Net income per share                $  0.14                 $   0.31
                                    -------                 --------
                                    -------                 --------

Pro forma net income per share                $  0.05                   $  0.03
                                              -------                   -------
                                              -------                   -------

Shares used in per share
  computations                       79,112    61,506         77,437     60,116
                                    -------   -------       --------    -------
                                    -------   -------       --------    -------


    See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                      1997              1996
                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $      23,746      $     1,663
  Adjustments to reconcile net income
  to net cash provided from (used in)
  operating activities:
    Noncash portion of litigation settlement                 -           12,807
    Deferred income taxes                               (1,324)          (6,760)
    Depreciation and amortization                        1,932              583
    Changes in operating assets and liabilities:
      Accounts receivable                              (26,708)         (12,132)
      Inventories                                      (24,878)          (6,435)
      Accounts payable                                  13,356            1,111
      Other, including other current assets and
        liabilities                                     22,048            2,455
                                                 -------------      -----------
        NET CASH PROVIDED (USED) IN OPERATING
          ACTIVITIES                                     8,172           (6,708)
                                                 -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of marketable securities               (16,497)               -
  Other long-term investments                           (3,000)               -
  Purchase of property and equipment                   (14,956)          (4,555)
  Other                                                      -             (950)
                                                 -------------      -----------
        NET CASH USED IN INVESTING ACTIVITIES          (34,453)          (5,505)
                                                 -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowing, net                          -            7,742
  Proceeds from secondary offering of common stock       7,843                -
  Proceeds from other stock issuances and exercise
    of options and warrants                              2,270               90
                                                 -------------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       10,113            7,832
                                                 -------------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (16,168)          (4,381)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          24,942           11,118
                                                 -------------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $       8,774      $     6,737
                                                 -------------      -----------
                                                 -------------      -----------


NONCASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of preferred stock for business
    acquisition                                  $           -      $     1,540
                                                 -------------      -----------
                                                 -------------      -----------

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

        The consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries (the "Company"). Significant intercompany transactions and accounts have been eliminated.

        The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

        Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                      September 30,      December 31,
                                          1997               1996
                                      -------------      ------------

               Raw materials          $      13,632      $      7,631
               Work-in-progress                  78               155
               Finished goods                28,517             9,563
                                      -------------      ------------
                                      $      42,227      $     17,349
                                      -------------      ------------
                                      -------------      ------------

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

        Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October 1996. No trial date is currently set.

        On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other ways, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief.
        On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan-based Acer Netxus, Inc., as parties to the suit.

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

        On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. Document discovery in the arbitration began in August 1997. The date for commencement of the evidentiary hearing has not been set.

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

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic net income per share and, for companies with complex capital structures, diluted net income per share. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic net income per share will be higher than fully diluted net income per share as presented in the accompanying condensed consolidated financial statements and that diluted net income per share will not differ materially from fully diluted net income per share as presented in the accompanying condensed consolidated financial statements.

NOTE 5  COMMON STOCK SPLIT

        In September 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock from 100,000,000 to 200,000,000. On September 22, 1997, the Company effected a two-for-one stock split to stockholders of record as of August 29, 1997. All share, per share, and Common Stock amounts herein have been restated to reflect the effect of this split.

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

GENERAL

AFC designs, develops, manufactures, markets and supports the UMC system, a cost-effective, multi-feature digital loop carrier system developed to serve low density markets. The Company's UMC system is designed to enable telephone companies, cable companies and other service providers to connect subscribers to the central office switch for narrow band, wide band, and broad band voice and data communications over copper, fiber, coaxial cable and analog radio networks. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company sells its product worldwide, primarily through its direct sales force in the domestic market, and through direct sales, distributors and agents in international markets.

RESULTS OF OPERATIONS

REVENUES. For the three months ended September 30, 1997, revenues were $76.8 million compared with $35.0 million for the same period of 1996, an increase of $41.8 million or 119.3%. International revenues were $15.0 million for the third quarter of 1997 compared with $5.2 million for the comparable period of 1996, an increase of $9.8 million or 188.5%.

For the nine months ended September 30, 1997, revenues were $182.4 million compared with $88.8 million for the comparable period of 1996, an increase of $93.6 million or 105.4%. International revenues were $43.3 million for the nine months ended September 30, 1997 compared with $11.9 million for the same period of 1996, an increase of $31.4 million or 263.9%. The improvement in revenues for the three month and nine month periods of 1997 was primarily due to the increase in international revenues, the introduction of the UMC 1000 Third Generation Digital Loop Carrier and other new features of the UMC system, and the expansion of the Company's customer base.

For the quarters ended September 30, 1997 and 1996, GTE Communication Systems Corporation ("GTE") accounted for 27.4% and 10.9% of revenues, respectively. For the nine months ended September 30, 1997 and 1996, GTE accounted for 20.5% of revenues and ALLTEL Supply, Inc., accounted for 10.9% of revenues in each respective period. ALLTEL Supply, Inc., is an affiliate of the independent domestic telephone company, ALLTEL. No other customer accounted for 10% or more of revenues in any such period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT. For the three months ended September 30, 1997, gross profit was $35.3 million or 46.0% of revenues compared with $15.3 million or 43.6% of revenues for the same period of 1996, an increase of $20.0 million. Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty costs. For the nine months ended September 30, 1997, gross profit was $82.4 million or 45.2% of revenues compared with $38.0 million or 42.8% of revenues for the comparable period of 1996, an increase of $44.4 million.

The improvement in gross margins (gross profit as a percent of revenues) from 1996 to 1997 for the three and nine month periods resulted from greater efficiencies achieved in the purchasing and manufacturing activities as associated with higher unit volume, from engineering design improvements, and from lower cost inventory sourced in China. In the future, gross margins may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 1997, research and development expenses were $7.2 million compared with $4.1 million for the same period of 1996, an increase of $3.1 million or 74.0%. Research and development expenses were 9.4% and 11.8% of revenues for the third quarter of 1997 and 1996, respectively.

For the first nine months of 1997, research and development expenses were $18.5 million compared with $10.0 million for the comparable period of 1996, an increase of $8.5 million or 84.3%. Research and development expenses were 10.1% and 11.3% of revenues for the nine months of 1997 and 1996, respectively.

The increase in research and development expenses from 1996 to 1997 for the three month and nine month periods was primarily due to the addition of personnel hired to develop technology, the use of outside services for certain development and testing efforts and the higher costs for material and
test equipment used to develop and test new products and features.   As of
September 30, 1997 the number of employees in research and development was 170 compared with 117 as of September 30, 1996, an increase of 45.3%. The Company expects that research and development expenditures generally will continue to increase in absolute dollars to support the continued development of new products and features and the product cost reduction efforts. All research and development costs have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1997, selling, general and administrative expenses were $12.3 million compared with $5.6 million for the same period of 1996, an increase of $6.7 million or 119.3%. Selling, general and administrative expenses were 16.0% of revenues for each of the respective third quarters of 1997 and 1996.

For the first nine months of 1997, selling, general and administrative expenses were $29.9 million compared with $13.5 million for the comparable period of 1996, an increase of $16.4 million or 121.5%. Selling, general and administrative expenses were 16.4% and 15.2% of revenues for the nine month periods of 1997 and 1996, respectively.

Additional employees, higher facilities costs and the legal costs associated with the ITRI litigation predominately accounted for the increase in general and administrative expenses for the three and nine month periods from 1996 to 1997. The increase in sales and marketing expenses from 1996 to 1997 for the three and nine month periods was attributed primarily to the impact of higher revenue levels on commissions earned by the Company's sales force and by international distributors, additional sales and marketing personnel, increased advertising and trade show participation and increased travel and entertainment expenses. Selling, general and administrative headcount increased 83.6% to 224 from 122 as of September 30, 1997 and 1996, respectively.

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

INCOME TAXES (BENEFIT). For the three and nine months ended September 30, 1997, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. For the nine months ended June 30, 1996, an income tax benefit of $8.6 million was recorded to reflect the benefit of the DSC litigation settlement and the decrease in the valuation allowance recorded against the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's cash and marketable securities amounted to $108.8 million compared with $108.4 million at December 31, 1996.

In February 1997, the company completed a secondary offering of 4,000,000 shares of Common Stock, 3,600,000 of which were sold by certain stockholders and 400,000 of which were sold by the Company, generating approximately $7.8 million of net proceeds to the Company.

Net cash of $8.2 million was generated from operating activities. This was primarily the result of increased earnings offset by an increase in receivables due to higher sales volume and an increase in inventory in anticipation of expected customer demand for the Company's products. Net cash of $34.5 million was used in investing activities, including the net purchases of marketable securities, the purchases of property and equipment, and the long term equity investment in a development stage telecommunications company. The Company continues to invest in capital equipment to support its employee and facility growth, its implementation of a new management and accounting system, and its research and development and manufacturing activities.

The Company has a $12.0 million bank line with an interest rate of prime plus 0.5%. The line of credit expired on November 15, 1996, but automatically renews for successive thirty day periods until terminated by written agreement. The amount available to the Company for borrowing under the line is based upon the balance of eligible domestic accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million. The bank line requires the Company to comply with certain financial covenants. As of September 30, 1997, and December 31, 1996 no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At September 30, 1997, $140,000 was reserved for letters of credit and $650,000 was reserved for foreign contracts under the line.

The Company also has lease lines totaling $12.8 million that are used for equipment and furniture purchases. As of September 30, 1997, $5.6 million remained available under the lease lines.

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

RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings including the litigation between the Company and ITRI and certain of its member companies arising out of a dispute regarding, among other things, the payment of royalties and the supply of ASICs under the agreements between the Company and ITRI. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to these proceedings, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlements, are uncertain and there can be no assurance to that effect. See "Part II Item 1 Legal Proceedings, ITRI."

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

CUSTOMER CONCENTRATION. For the nine months ended September 30, 1997, approximately 20.5% of the Company's revenues was derived from sales to GTE Communication Systems Corporation. For the nine months ended September 30, 1996, ALLTEL Supply, Inc., accounted for 10.9% of the Company's revenues. For the nine months ended September 30, 1997 and 1996, the Company's five largest customers accounted for approximately 41.8% and 32.0% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 23.7% and 13.4% of the Company's total revenues for the nine months ended September 30, 1997 and 1996, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

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

In October 1997, Underwriters Laboratories officially registered the Company to ISO 9001, ANSI/ASQC Q9001 which assures quality in design, development, production, installation and servicing. The ISO 9001 international standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. There can be no assurance that the Company will maintain such certification. The failure to maintain such certification may preclude the Company from selling the UMC system in certain markets and could materially adversely effect the Company's ability to compete with other suppliers of telecommunications equipment.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITRI
In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000-TM- ("UMC"). See "Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that Might Affect Future Operating Results -- Competition." In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case has been ongoing since October 1996. No trial date is currently set.

On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other ways, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company has breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan-based Acer Netxus, Inc., as parties to the suit.

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

On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., a Taiwanese company to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. Document discovery in the arbitration began in August 1997. The date for commencement of the evidentiary hearing has not been set.

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

ITEM 2.   CHANGES IN SECURITIES:

(a)  COMMON STOCK SPLIT

In September 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock from 100,000,000 to 200,000,000. On September 22, 1997 the Company effected a two-for-one stock split to stockholders of record as of August 29, 1997.

(b)  ISSUANCE OF UNREGISTERED SECURITIES

Between July 1, 1997 and September 30, 1997 the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): the Company issued and sold an aggregate of 257,030 shares of Common Stock upon the net exercise of warrants to 6 persons or entities for aggregate consideration of 2,034 shares of Common Stock.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES: None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)  SPECIAL MEETING

The Company held a special meeting of stockholders on September 22, 1997. The stockholders voted on and approved the filing of the Company's Fifth Amended and Restated Certificate of Incorporation which increased the Company's authorized shares of Common Stock. The result of the vote was 31,102,657 shares in favor, 355,804 shares against, 22,270 shares abstaining and 0 broker non-votes.

ITEM 5.   OTHER INFORMATION:  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS:


Exhibit
Number                             Document Description
-------                            --------------------
 3.3.1      Fifth Amended and Restated Certificate of Incorporation of the Registrant.
 3.5        Amended and Restated Bylaws of the Registrant.***
 4.1        Specimen Certificate of Common Stock.*
 4.2        Series E Preferred Stock Purchase Agreement, dated September 29, 1995, between the Registrant and certain purchasers of the Registrant's Series E
            Preferred Stock.*
 4.3        Certificate of Incorporation of the Registrant (included in Exhibit 3.3).*
 10.1       Form of Warrant Issued In Connection with the Sale of the Registrant's
            Series A Preferred Stock on January 6, 1993.*
 10.2       Form of Warrant Issued In Connection with the Sale of the Registrant's
            Series B Preferred Stock on October 5, 1993.*
 10.3       Form of Warrant Issued in Connection with the Sale of the Registrant's
            Series C Preferred Stock on March 16, 1994.*
 10.4       Form of Performance Warrant Issued in Connection with the Sale of the
            Registrant's Series C Preferred Stock on March 16, 1994 and May 4, 1994.*
 10.4.1     Form of Amendment to Warrants and Performance Warrants.*
 10.5       Warrant Issued in Connection with the Sale of the Registrant's Series E
            Preferred Stock on September 29, 1995.*
 10.6       Restricted Stock Issuance Agreement, dated May 19, 1995, between the
            Registrant, Donald Green and Maureen Green.*
 10.7       Compensation Agreement, dated May 19, 1995, between the Registrant and
            Donald Green.*
 10.8       Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by
            Donald Green in favor of the Registrant.*
 10.9       Stock Pledge Agreement, dated June 16, 1995, between the Registrant and
            Donald Green.*
 10.10      Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant.*
 10.11      Shareholder and Joint Venture Agreement, dated December 28, 1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital Telephone Systems Division.*+
 10.13      License, Joint Development, Supply and Authorized Manufacturing Agreement,
            dated September 25, 1992, between the Registrant and Industrial Technology
            Research Institute of the Republic of China.*+
 10.14      Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre Technology Communication (Hong Kong) Limited and
            Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.*+
 10.15      1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993, between the Registrant and G & W/ Redwood Associates Joint Venture, for the
            premises located at 1445 McDowell Boulevard North.*
 10.16      Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at
            1455 McDowell Boulevard North.*
 10.17      Redwood Business Park Net Lease, dated July 10, 1995, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at
            1440 McDowell Boulevard North.*
 10.18      Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at
            Buildings 1 & 9 of Willow Brook Court.*
 10.19      Second Amended and Restated Loan and Security Agreement, dated December 7, 1995, between the Registrant and Bank of the West.*
 10.20      Form of Indemnification Agreement for Executive Officers and Directors of the
            Registrant.*
 10.21      The Registrant's 1993 Stock Option/Stock Issuance Plan as amended (the "1993 Plan").*
 10.22      Form of Stock Option Agreement pertaining to the 1993 Plan.*
 10.23      Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.*
 10.24      Form of Stock Purchase Agreement pertaining to the 1993 Plan.*
 10.25      The Registrant's 1996 Stock Incentive Plan (the "1996 Plan").*
 10.26      Form of Stock Option Agreement pertaining to the 1996 Plan.*
 10.26.1    Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.*
 10.27      Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.*




 10.27.1    Form of Notice of Grant of Non-Employee Director Automatic Stock Option
            pertaining to the 1996 Plan.*
 10.28      Form of Stock Issuance Agreement pertaining to the 1996 Plan.*
 10.29      The Registrant's Employee Stock Purchase Plan.*
 10.30      Termination Agreement of Joint Venture and Partnership Agreement, dated
            December 23, 1996, between the Registrant and Tellabs Operations, Inc.**
 10.31      License and Marketing Agreement, dated December 23, 1996, between the
            Registrant and Tellabs Operations, Inc.**
 10.32      OEM Agreement, dated December 23, 1996, between the Registrant and
            Tellabs Operations, Inc.**
 10.33      Stock Issuance Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee.***
 10.34      Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A.
            Darbee in favor of the Registrant.***
 10.35      Stock Pledge Agreement, dated June 30, 1997, between the Registrant and
            Peter A. Darbee.***
 10.36      Consulting Agreement, dated May 19, 1997, between the Registrant and
            Peter A. Darbee.***
 11.1       Schedule re: computation of net income (loss) per share.
 21.1       Subsidiaries of the Registrant.*
 27.1       Financial data schedule.




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

*** Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

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



                                      ADVANCED FIBRE COMMUNICATIONS, INC.
                                      (Registrant)


Dated: November 7, 1997               By:
                                          /s/ Peter A. Darbee
                                          -------------------------------------
                                          Name:  Peter A. Darbee
                                          Title: Vice President, Chief
                                                 Financial Officer and Secretary

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                                 EXHIBIT INDEX


        Exhibit
        Number      Document Description
        -------     --------------------

        3.3.1 Fifth Amended and Restated Certificate of Incorporation of the Registrant.

        11.1        Schedule re: computation of net income per share.

        27.1        Financial data schedule.