Form 10-K
period 1997-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1998-03-23
CIK 898805

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 0-28734

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 9, 1998, 73,837,502 shares of Advanced Fibre Communications, Inc. Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by non-affiliates was $1,827,634,350. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Parts II and IV of this report.
================================================================================

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item  1.  Business....................................................    2
Item  2.  Properties..................................................   16
Item  3.  Legal Proceedings...........................................   16
Item  4.  Submission of Matters to a Vote of Security Holders.........   18

                                  PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item  6.  Selected Consolidated Financial Data........................   20
Item  7.  Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   20
Item  8.  Financial Statements and Supplementary Data.................   20
Item  9.  Changes in and Disagreements with Accountants and Financial
          Disclosure..................................................   20

                                  PART III

Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   21
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   28
Item 13.  Certain Relationships and Related Transactions..............   29

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   31

                                    PART I.

     Except for the historical financial information contained herein, the following discussion may contain "forward-looking statements" that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those set forth below in "Certain Factors That Might Affect Future Operating Results," as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     Advanced Fibre Communications, Inc. ("the Company") designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) (the "UMC system"), a cost-effective, multi-feature digital loop carrier system developed to serve small line-size markets. The Company's UMC system is designed to enable telephone companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper wire, fiber optic cable and analog radio networks. The UMC system meets the service needs of domestic and international subscribers, including analog services such as plain old telephone service ("POTS"), universal voice grade service ("UVG"), high speed digital data service, and integrated services digital network ("ISDN") compatibility.

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

     The UMC system has been sold to more than 600 independent telephone companies in the United States. The UMC system is currently deployed by Ameritech, Pacific Bell, Sprint and GTE. The Company has also sold the UMC system to telephone companies in China, Brazil, France, Mexico, Canada, South Africa, Hong Kong, Panama, Venezuela and the Philippines. The UMC system is distributed and serviced worldwide through a direct sales force in the United States and through direct sales, distributors and agents in international markets.

     The Company was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. The Company's principal executive offices are located at One Willow Brook Court, Petaluma, California 94954, and the telephone number at that address is (707) 794-7700.

     The Company operates on a 13-week fiscal quarter, comprised of four, four and five week months ending on the last Saturday of the last week of the five-week month. For presentation purposes only, the Company has shown its first three fiscal quarters as ending on March 31, June 30, and September 30, and its fourth fiscal quarter and fiscal year as ending on December 31.

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

     Advancements in digital technology have enabled central office switches to increase by tenfold the number of lines served. While these advancements have permitted greater centralization of switch resources, they have also resulted in increased distances between the central office and the subscribers. Rapid deployment of DLCs was necessary to effectively transmit signals over these greater distances. However, the copper infrastructures supported by traditional DLCs lacked the bandwidth for additional lines and the transmission quality for high speed telecommunications. In response to these limitations as well as the deterioration of the existing copper infrastructure, telephone companies began installing fiber in high density urban markets in the late 1980s. Next generation DLCs ("NGDLCs") were designed and introduced to the market in the early 1990s to support telecommunications services over fiber-only networks in densely populated urban markets with 600 to 2,000 lines within the serviceable area of the NGDLC (i.e., large line-size markets). NGDLCs address certain of the limitations inherent in DLCs. However, NGDLCs have high installation costs and complex, support-intensive characteristics and are optimized for fiber-only networks and large line-size markets.

THE AFC SOLUTION

     The Company has developed the UMC system to provide cost-effective, multi-feature local loop systems for the small line-size market, incorporating a modular architecture that supports copper, fiber and wireless and the evolution from one transmission media to another. The Company believes that the UMC system is optimized to operate simultaneously and economically over a variety of transmission media and line sizes. The UMC system is easily scalable from six to 672 lines through the addition of plug-in components. Utilizing a single platform and a variety of line cards supporting specific services, the UMC system is capable of providing a range of voice and data services. In addition, the UMC system can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. The Company has designed the UMC system to require a minimum number of common control units to support transmission over a variety of media and the delivery of more advanced services and features by telephone companies. Thus, the UMC system offers a cost-effective solution for the small line-size market with a wide variety of features and advanced services.

RECENT DEVELOPMENTS

     In May 1997, the Company introduced the UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC"). This enhanced version of the UMC is designed to accommodate the bandwidth and connectivity requirements of current and future local loop applications. The 3GDLC has the capability to connect simultaneously to time division multiplexing ("TDM"), cell (asynchronous transfer mode ("ATM") and frame), and high speed serial (SONET) network architectures, delivering voice or data access from 64 Kbps to 155 Mbps to any subscriber from a single channel bank assembly ("CBA"). The Company has designed the 3GDLC to support 6.2 Gbps bandwidth, making it capable of delivering broadband and narrowband technology and services anywhere in the local loop from a single platform. The GR-303 interface capability has been added to the 3GDLC and allows a remote DLC terminal to connect directly to a telephone company switch. The concentration feature in a fully configured 3GDLC system allows the switch to concentrate subscriber access in ratios of up to 4:1.

     The Company seeks to enhance its products and technology by forming alliances with companies whose products are complimentary with and integrate into the UMC system. The Company has entered into agreements with 3Com Corporation and Aware, Inc. concentrating on asymmetric digital subscriber line ("ADSL") technology, and has entered into agreements with ADTRAN, Inc. and Pairgain Technologies, Inc. to collaborate on high speed digital subscriber line ("HDSL") transport.

MARKETS AND CUSTOMERS

     To date, the UMC system has been deployed primarily in the U. S. rural and suburban markets served by independent telephone companies. The Company continues to pursue customers in the U. S. small line-size market as well as other markets including regional full service communications providers, international telecommunications service providers and competitive local exchange carriers.

     Domestic Small Line-Size Markets. The domestic small line-size markets for telecommunications services are generally located in rural and suburban areas and are served by approximately 1,200 independent telephone companies and the five Regional Bell Operating Companies ("RBOCs"). The independent telephone companies range from rural companies with as few as 125 subscribers to GTE with approximately 20 million subscribers. The Company's current RBOC customers, Ameritech and Pacific Bell, have approximately 20 million and 16 million customers, respectively. The Company has segmented the domestic telephone company market into the following: (i) small independents that use consulting engineering firms to provide network design for service expansion and modernization; (ii) medium-size independents that perform the network design internally; (iii) large independents, such as Sprint and GTE, that have engineering committees that approve equipment for standardization and may require testing and equipment modifications to meet their specific network requirements, and (iv) RBOCs requiring cost-effective solutions to their small line-size requirements. The Company has targeted each of these segments as sources of potential customers and to date over 600 independents have purchased the Company's products.

     The RBOCs, formed by the 1984 breakup of AT&T, are large corporations providing communications services over sophisticated networks. The Company has increased its efforts to expand its presence in the RBOC market by reorganizing its sales force and aligning itself with the RBOCs. The reorganized sales force includes experienced RBOC-trained representatives proficient in developing and managing strategic relationships with the RBOCs. Product and technology alliances formed with companies such as 3Com, Efficient Networks, Pairgain and ADTRAN help the Company to provide a total solution for the RBOCs for such applications as high speed services.

     International Markets. The international telephone market is segmented into developing countries requiring basic telecommunication services, or POTS, and developed countries which, in addition to POTS, have requirements for more advanced telecommunication services and which have barriers to entry in the form of standards or unique domestic network specifications. In most of these international markets, a single telephone company, which is typically highly regulated and government-owned, provides service throughout the country. Typically, these companies are striving to install technology that offers the opportunity in the future for advanced services, with ease of installation and servicing at an attractive price. In addition, these companies are striving to optimize existing facilities, which typically consist of copper, for a growing subscriber base. The Company is pursuing selected opportunities to develop these markets primarily through its direct sales force, local distributors and strategic relationships.

     In 1997, the Company's international revenues grew 162%. The UMC system is currently undergoing lab testing and field trials in Japan and the Philippines. In 1996, the Company was awarded contracts with France Telecom and Hong Kong Telecommunications Limited, and the Company continued to supply product under these contracts in 1997. The Company was also awarded contracts with South Africa, Panama, Venezuela and Brazil during 1997.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company markets the UMC system worldwide directly to telephone companies and indirectly through original equipment manufacturers, distributors, sales representatives, and joint ventures to accommodate specific markets and customer support requirements. The Company's sales force consists of two groups, one focusing on U.S. and Canadian telephone companies, and the other group focusing on international markets.

     The Company's North American sales force focuses on developing relationships with independent telephone companies, regional full service providers and the RBOCs in the U.S. and Canada, and on understanding their network deployment strategies and cost requirements. As of December 31, 1997, the Company's domestic sales organization consisted of 30 direct salespeople, one domestic sales vice president, one sales and marketing vice president and technical support personnel. The RBOCs make up the largest segment of the U.S. telecommunications equipment market and serve over 80% of all U.S. telephone customers, primarily in urban areas. To date, Ameritech and Pacific Bell have purchased the UMC system and currently deploy the system in their networks.

     The Company also has sales personnel dedicated to specific customer accounts, such as Ameritech, Pacific Bell, GTE and Sprint. In addition to direct calls on telephone companies, sales to customers often involve marketing through consulting engineers who are retained by small independent telephone companies for engineering, specifications and installation services.

     In international markets, the Company employs a direct sales force consisting of five salespersons and one vice president. The primary tasks of the international sales force include marketing the UMC system directly to international telephone companies and selecting, training and managing local distributors. Sales to international customers are primarily fulfilled through the Company's distributors and agents. The Company currently has offices in Hong Kong and Shanghai, China. In 1997, the Company expanded its international organizational infrastructure to add dedicated international business development, product management, and customer support personnel. In doing so, the Company significantly increased the number of employees dedicated to international markets and added new distribution channels in all major international regions.

     The domestic and international sales organizations receive support from the Company's marketing department, which is responsible for, among other things, product marketing, advertising and marketing communications. The marketing department works closely with telephone companies' planning and engineering departments in order to provide product proposals that are optimal in terms of both performance and cost for specific network configurations.

     The Company's customer support organization is responsible for servicing the Company's products and assisting the Company's sales personnel. In addition to its own field technical service engineers, the Company uses Point To Point Communications, Inc., a third-party support organization, which provides around-the-clock first-line support for the Company's customers through a toll-free number and provides installation services on a subcontract basis for the Company. The Company maintains a training organization dedicated to developing training curriculums and materials that are made available to the customer either through student training or train-the-trainer programs. The Company provides international customer support either directly, or through authorized distributors or joint venture partners. The Company's products generally have a warranty period of 24 months.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been focused on developing local loop products with advanced features for small line-size and large line-size markets. The Company has developed a modular software and hardware platform that can be configured and adapted to particular customer requirements. In addition, development efforts include extensive attention to ease of installation and use by the customer as evidenced in the menu driven software approach as well as the compact and efficient hardware design demonstrated in its printed circuit board assemblies ("PCBAs"). The Company's research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted at customer needs. The Company's development efforts have focused on developing enhancements to the UMC system, such as a higher bandwidth backplane, new line cards, and spread spectrum radio ("SSR").

     The industry in which the Company operates is characterized by rapidly changing technological and market conditions which may shorten product life cycles. The Company's future competitive position will depend not only upon successful production and sales of the UMC system, but also upon its ability to develop and produce, on a timely basis, new features and services to meet existing and anticipated industry demands. The Company is currently engaged in the development of several new features for the UMC system. During the product development process, the Company invests a substantial amount of resources in products which often require extensive field testing and evaluation prior to introduction to market.

     The Company's research and development costs charged to expense were $25.7 million, $14.4 million and $5.7 million for 1997, 1996, and 1995, respectively. As a percentage of total revenues, research and development costs represented 9.6% in 1997, 11.1% in 1996 and 10.6% in 1995. The Company considers its research and development efforts vital to its future success and anticipates that research and development expenditures as a percentage of revenues will remain significant for the foreseeable future. As of December 31, 1997, the Company's research and development staff consisted of 176 employees as compared with 124 employees in 1996.

MANUFACTURING

     Manufacturing, system integration and certain testing operations are performed at the Company's headquarters in Petaluma, California. The Company's manufacturing operations consist primarily of the final assembly and testing of product, primarily printed circuit boards purchased from third parties, and cabinets assembled internally. The Company monitors quality at each stage of the production process, including the selection of component suppliers, warehouse procedures, the assembly of finished goods and final testing, packaging and shipping. The Company also performs functional, environmental and systems testing and other quality assurance related activities on the subassemblies incorporated into the UMC system.

     The Company relies on a limited number of independent contractors to manufacture subassemblies to the Company's specifications for use in the UMC system. In particular, the Company relies on: (i) Flextronics International Ltd., Solectron, Inc., Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.), and Shanghai Lucent Technologies Transmission Equipment Co., Ltd., to manufacture the Company's PCBAs, (ii) Paragon, Inc. and Tyco Printed Circuit Group Inc. to manufacture backplanes and CBAs, (iii) AMI American Microsystems, Inc. for application specific integrated circuits ("ASICs") and
(iv) Sonoma Metal Products, Inc. and Cowden Metal San Jose, Inc. to manufacture external housing cabinets. The Company believes that it has good relations with each of its suppliers. As the demand for the UMC system has increased, the Company has begun a program to identify, and potentially qualify at a future date, additional suppliers to manufacture key product subassemblies. While the Company believes that the subassemblies manufactured by any of the suppliers could be procured from alternate suppliers, in the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices.

     Certain components used in the Company's products, including the Company's proprietary ASICs, codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunication components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company has encountered supply delays for codecs in the past, which resulted in delayed shipments of the UMC system, and there can be no assurance that similar shortages will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In February 1998, the Company moved its domestic manufacturing and distribution operations into a new facility to accommodate growth, double capacity and increase efficiency. Although the Company attempted to move its operations in an orderly manner, there can be no assurance that there will not be an interruption of business, or that any such interruption will not have a material adverse effect on the Company's business, manufacturing and distribution functions.

COMPETITION

     The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include: Alcatel Alsthom Compagnie Generale d'Electricite, DSC Communications Corporation, ECI Telecom, Ltd., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications, Ltd., UT Starcom and Vidar SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to whether, among other things, ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system to new member companies. See "Item 3 -- Legal Proceedings" in this Annual Report on Form 10-K.

     Depending upon the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system. Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. The principal competitive factors in the segment of the telecommunications equipment industry in which the Company operates are total cost of solution, product quality and performance, scalability, flexibility of configuration and range of system capabilities available. The Company believes that it competes favorably with respect to these factors, and that the ability of the UMC system to offer voice and data communications over a variety of transmission media in a cost-effective package provides a competitive advantage in the small line-size market. There can be no assurance that the Company will be able to compete successfully in the future.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international regional carriers to which the Company sells its products. The standards in the U.S. are determined by the Federal Communications Commission ("FCC"), Underwriters Laboratories, Bell Communications Research ("Bellcore"), other independent third-party testing organizations, and by independent telephone companies. The UMC technology is certified by Underwriters Laboratories. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International

Telegraph and Telephony and individual regional carriers' network operating system requirements and specifications. The Company's products must also comply with standards issued by the European Telecommunications Standards Institute. These standards are implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. These risks are discussed in "Certain Factors That Might Affect Future Operating Results" set forth below in this Annual Report on Form 10-K. In addition, the Company will need to ensure that its products are easily integrated with the carriers' network management systems. The RBOCs, representing a large segment of the U.S. telecommunications market, in many cases require that equipment integrated into their networks to be tested by Bellcore, indicating that the products are interoperable with the operations, administration, maintenance and provisioning systems used by the RBOCs in managing their networks. Bellcore testing requires significant investments in resources to achieve compliance. These risks are discussed in "Certain Factors That Might Affect Future Operating Results" set forth below in this Annual Report on Form 10-K.

     The Company has successfully completed the Bellcore Operations Systems Modifications for the Integration of Network Elements ("OSMINE") process on LFACS, TIRKS, SWITCH, and NMA interoperability. LFACS and TIRKS are operational support systems ("OSS") which allow RBOCs' operating systems to identify the UMC's bandwidth and equipment type and capabilities. SWITCH is an OSS designed to inventory and assign telecommunications equipment. NMA adds the ability to retrieve UMC alarms through the RBOCs' operating systems and generate trouble tickets online. The Company has also completed switch compliance testing on GR-303 with Lucent Technologies on the Lucent 5ESS switch, and with Northern Telecom on the DMS-100 switch. GR-303 compliance testing with Bellcore is currently in process. Integration with OPS/INE to allow through provisioning of the UMC through Bellcore operating systems is currently in process with Bellcore.

     In October 1997, Underwriters Laboratories officially registered the Company as ISO 9001, ANSI/ ASQC Q9001, compliant which assures quality in design, development, production, installation and servicing. The ISO 9001 international standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing.

     The U.S. Congress recently passed new regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These risks are discussed in "Certain Factors That Might Affect Future Operating Results" set forth below in this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

     The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the Company's use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. The Company believes that it is in compliance in all material respects with applicable environmental regulations. Such laws and regulations, however, may become more stringent over time and there can be no assurances that the Company's failure to comply with either present or future regulations would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present locations or the acquisition of costly equipment.

PROPRIETARY RIGHTS AND LICENSES

     The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations and patents. The Company does not presently hold any patents for its existing products but has one patent application pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the

Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the U.S. These risks are discussed in "Certain Factors That Might Affect Future Operating Results" set forth below in this Annual Report on Form 10-K.

     The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In 1996, the Company settled litigation with DSC Communications Corporation ("DSC") under which DSC had claimed proprietary rights in the UMC technology. See "Note 10 of Notes to Consolidated Financial Statements" on page 37 through 38 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference and is filed herewith as Exhibit 13.3. In addition, DSC filed a lawsuit on January 22, 1998, that includes allegations of patent infringement by the Company. This pending litigation with DSC is discussed in "Item 3 -- Legal Proceedings" included in this Annual Report on Form 10-K. In the future the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determination in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

     In 1992, the Company entered into agreements (the "ITRI Agreements") with ITRI to jointly develop products based on the ETSI version of the UMC system. Under the ITRI Agreements, ITRI has the exclusive right in Taiwan to use and develop the ETSI version of the UMC technology, and to manufacture and sell such version of the UMC system through certain of ITRI's member companies (the "Member Companies"), but does not have the right to manufacture and sell the Company's proprietary application specific integrated circuits ("ASICs") except in circumstances where the Company has failed to provide the ASICs as required. The ASIC designs were placed in escrow in order to be available to ITRI and the Member Companies should the right to manufacture ASICs become effective. ITRI and the Member Companies also have a non-exclusive right to sell or lease the ETSI version of the UMC system in all countries outside of North America. The ITRI Agreements require ITRI to pay the Company a royalty on sales or leases of the UMC system made through September 2002, at which time the license becomes fully paid, and ITRI will have a worldwide, non-exclusive, royalty free, irrevocable license to use the ETSI version of the UMC technology. ITRI's Member Companies currently compete with the Company in international markets, primarily in China. The Company is currently involved in litigation with ITRI and certain of its Member Companies arising out of disputes over, among other things, payment of royalties and the supply of ASICs. See "Certain Factors That Might Affect Future Operating Results -- Competition" and "Item 3 -- Legal Proceedings
- ITRI".

EMPLOYEES

     As of December 31, 1997, the Company employed 660 people. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company believes relations with its employees are good.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating the Company and its business.

     Limited History of Operations and Profitability. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC system in January 1994 and, accordingly, has a limited operating history. The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. Although the Company first achieved profitability in the second quarter of 1995, it recorded a net loss in the second quarter of 1996 due to charges associated with the settlement of litigation with DSC. There can be no assurance that the Company will sustain or increase its profitability in the future.

     Potential Fluctuations in Future Operating Results and Seasonality. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the mix between domestic and international sales; the customer mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies and the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

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

     The Company's customers normally install a portion of the UMC system in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Accordingly, the Company believes that over time this seasonality will cause its revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, the Company currently believes that revenues for the quarter ended March 31, 1998, may be lower than the revenues in the quarter ended December 31, 1997.

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

     Dependence on Telecommunications Industry and Small Line-Size Market. The Company's customers are concentrated in the public carrier telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line-size markets of the U.S. and developing countries.

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

     Dependence on Sole-Source and Other Key Suppliers. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole-source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. The Company encountered supply delays for codecs in the second quarter of 1994 which resulted in delayed shipments of the UMC system, and there can be no assurance that similar shortages will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Limited Number of Third Party Manufacturers and Support Organizations. The Company relies on a limited number of independent contractors to manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd., Solectron Inc., Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.), and Shanghai Lucent Technologies Transmission Equipment Co., Ltd., to manufacture the Company's PCBAs, (ii) Paragon, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and CBAs, (iii) AMI American Microsystems, Inc. for ASICs and (iv) Sonoma Metal Products, Inc., and Cowden Metal San Jose, Inc., to manufacture the external housing cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

     The Company also relies on Point To Point Communications, Inc. ("Point To Point"), a third-party support organization, to provide first line technical assistance and post-sales support to the Company's customers. There can be no assurance that Point To Point will be able to provide the level of customer support demanded by the Company's existing or potential customers. The Company is in the process of bringing its 24-hour on-line technical support services in house to improve quality and responsiveness of service, while Point To Point will continue to provide field support. There can be no assurance that this transition will not adversely affect current technical and post sales support functions.

     Competition. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC Communication Corporation, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, the Company has entered into agreements with the Industrial Technology Research Institute ("ITRI") to jointly develop products based on the UMC system. ITRI is a Taiwanese government-sponsored research and development organization in the telecommunications field. Such agreements grant ITRI and certain of its member companies certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of the agreements with ITRI in 2002, ITRI will have a worldwide, non-exclusive, royalty-free, irrevocable license to use the ETSI version of the UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and ITRI and such member companies as to, among other things, whether ITRI possesses the right to grant such rights to manufacture and sell the ETSI version of the UMC system to new member companies and whether the Company has terminated or may terminate such agreements and the rights, if any, of the member companies thereunder. Depending on the outcome of this dispute, the Company may face competition from new member companies for the ETSI version of the UMC system. Such companies may possess substantially greater financial, marketing and technical resources than the Company. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

     Risks Associated with Pending Litigation. The Company is a party to certain legal proceedings as described in "Item 3 -- Legal Proceedings." The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. See "Item 3 -- Legal Proceedings".

     Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement. The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations and patents. The Company does not presently hold any patents for its existing products but has one patent application pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the U.S. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

     The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In June 1996, the Company settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. In January 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See "Item 3 -- Legal Proceedings." In the future, the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

     Risk of Failure to Manage Expanding Operations. The Company has experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of potential future growth required the Company to implement a new management and accounting system. Management evaluated and purchased a new management and accounting system and implemented the system effective November 1997. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that the Company's system transition and further implementation can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

     Expanding Operations. Effective February 1998, the Company moved its domestic manufacturing and distribution operations into a new facility to accommodate growth, double capacity and increase efficiency.

Although the Company attempted to move its operations in an orderly manner, there can be no assurance there will not be an interruption of business, or that such interruption will not have a material adverse effect on the Company's business, manufacturing and distribution functions.

     Year 2000. Many computer operating systems and software applications in use today were designed and developed using two-digit fields to identify the year. Such systems and applications will recognize the year 2000 as "00", or 1900, causing failures in the systems and/or applications or creating erroneous results by or in the year 2000. The Company believes that it has adequately addressed the year 2000 issue by utilizing operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although the Company believes that its products and systems are year 2000 compliant, the Company's manufacturing suppliers may utilize equipment or software that is not year 2000 compliant. The failure on the part of any supplier to adequately address its own year 2000 compliance issues could lead to delays on the part of the supplier in the delivery of subassemblies for use in the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Customer Concentration. For the year ended December 31, 1997, approximately 19% of the Company's revenues were derived from sales to GTE Communication Systems Corporation. No other customer accounted for 10% or more of revenues in 1997. No single customer accounted for 10% or more of revenues in 1996. For the years ended December 31, 1997 and 1996, the Company's five largest customers accounted for approximately 38% and 28% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Markets. International sales constituted 27% and 21% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third-party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company intends to expand its existing international operations and enter new international markets, which will demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. To date, the Company has formed three joint ventures to pursue international markets, two of which have been or are in the process of being terminated or liquidated due to differences with the joint venture partners. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

     International telephone companies are in many cases owned or strictly regulated by local authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. In addition, the Company's bids for business in certain international markets typically will require the Company to post bid and performance bonds and to incur contract penalties should the Company fail to meet production and delivery time schedules on large orders. The failure of the Company to meet these schedules could result in the loss of collateral posted for the bonds or financial penalties which could adversely affect the Company's business, financial condition and results of operations.

     Currently, the Company's international sales are primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. For example, increases in the value of the U.S. dollar relative to the Mexican peso in late 1994 resulted in a significant decrease in sales of the UMC system to Telefonos de Mexico for 1995. Additionally, the Asia Pacific region's economy has deteriorated recently resulting in the devaluation of currencies in certain of the countries of this region. As a result of the Company's U.S. dollar-denominated contracts, the economic downturn in the Asia Pacific region has not had a material effect to date on the Company's financial condition. Furthermore, operating in international markets subjects the Company to certain additional risks, including unexpected changes in regulatory requirements, political and economic conditions, tariffs or other barriers, difficulties in staffing and managing international operations, exchange rate fluctuations, potential exchange and repatriation controls on foreign earnings, potentially negative tax consequences, longer sales and payment cycles and difficulty in accounts receivable collection. In addition, any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations. In order to compete in international markets, the Company will need to comply with various regulations and standards.

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

     Compliance with Regulations and Industry Standards. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission ("FCC"), Underwriters Laboratories, Bell Communications Research ("Bellcore"), other independent third-party testing organizations, and by independent telephone companies. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and individual regional carriers' network operating system requirements and specifications. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company will need to ensure that its products are easily integrated with the carriers' network management systems. The Regional Bell Operating Companies ("RBOCs"), which represent a large segment of the U.S. telecommunications market, in many cases require equipment integrated into their networks to be tested by Bellcore, indicating that the products are interoperable with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore testing requires significant investments in resources to achieve compliance. The failure to maintain such compliance or to obtain it on new features released in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

     In October 1997, Underwriters Laboratories officially registered the Company to ISO 9001, ANSI/ASQC Q9001 which assures quality in design, development production, installation and servicing. The ISO 9001 international standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. There can be no assurance that the Company will maintain such certification. The failure to maintain such certification may preclude the Company from selling the UMC system in certain markets and could materially adversely affect the Company's ability to compete with other suppliers of telecommunications equipment.

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

ITEM 2. PROPERTIES

     The Company's administrative, sales and marketing, and product development headquarters are located in Petaluma, California, where the Company leases six buildings. In addition to its headquarters, the Company leases property at the following locations: Petaluma, California (manufacturing and distribution), Fremont, California (research and design), Buffalo Grove, Illinois and Shanghai, China (engineering and marketing), and Hong Kong, China (sales). The Company believes its facilities are adequate for its current needs and for its needs in the foreseeable future.

     The Company believes that each building is suitable to its operational use, and its facilities, other than its new Manufacturing and Distribution facility in Petaluma, are fully utilized. The Company believes its new Manufacturing and Distribution facility is 65% utilized as of February 1998.

ITEM 3. LEGAL PROCEEDINGS

     ITRI. In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the UMC system. In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

     Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs are held in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint seeks unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties. Discovery in the case commenced in October 1996, and was ongoing into December 1997. At a hearing held December 15, 1997, the court stayed the case pending resolution of the arbitration proceedings described on the following page.

     On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleges that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company seeks recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company had breached the ITRI Agreements and is liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan-based Acer Netxus, Inc. as parties to the suit.

     On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASICs sales and alleged failure to provide certain other UMC technology to the Member Companies. The complaint filed by the Member Companies alleges that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint seeks court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company was required to supply the Member Companies with a specified number of ASICs during the ensuing two month period on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. The Company believes that compliance with the court's order will not have a material adverse effect on the Company's business, financial condition and results of operations. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

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

     On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent.

     During January 1998, the Company, ITRI, the Member Companies and the trustee agreed to a tentative settlement that, if finalized, will resolve all claims among the Company, ITRI, the Member Companies and the trustee. The tentative settlement does not affect the Company's claims against Acer Netxus, Inc. The Company is currently working to finalize the settlement; however, there can be no assurances that the settlement will be finalized.

     The Company believes that it has meritorious defenses to the claims asserted by the trustee, ITRI and the Member Companies and, if the settlement is not finalized, the Company intends to continue to defend the litigation and to prosecute its affirmative claims vigorously. Moreover, the Company believes that the damages claims of the trustee, ITRI, and the Member Companies are without merit. The Company further believes that its claims against Acer Netxus, Inc. are meritorious and intends to pursue these claims vigorously. However, due to the nature of the claims, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

     DSC. On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. The Company's complaint seeks a declaratory judgement that its hiring of the former DSC employee was lawful.

     On January 22, 1998, DSC filed a lawsuit against the Company and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that the Company's 3GDLC product infringes a DSC patent. DSC's complaint seeks unspecified damages, injunctions relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted the Company's motion to dismiss all non-patent claims in this lawsuit.

     On February 18, 1998, DSC filed a motion in the lawsuit filed by the Company in Sonoma County Superior Court to allege the "inevitable" trade secret misappropriation and related claims, seeking unspecified damages, injunctions relating to the alleged misappropriation, attorneys' fees and other relief. A hearing is set for June 22, 1998.

     The Company believes that all of DSC's misappropriation and other claims related to the hiring of the former DSC employee are without merit, and the Company intends to defend the lawsuit vigorously. Based on the Company's preliminary review of the patent claim, the Company believes that the Company's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC and prosecute its declaratory judgement action. However, the Company cannot predict the ultimate outcome of these lawsuits. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of the Company's management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against the Company, this could have a material adverse effect on the Company's business, results of operations and financial condition.

     RELTEC Corporation. On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained an order to show cause, and a preliminary injunction hearing is scheduled for April 8, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market using the symbol "AFCI". The Company's Common Stock prices are listed daily in the Wall Street Journal and other publications under the Nasdaq National Market listing with the abbreviation "AdvFibComm".

     In September 1997, the Company's stockholders approved an increase in the number of authorized shares of common stock from 100,000,000 to 200,000,000. On September 22, 1997, the Company effected a two-for-one stock split to stockholders of record as of August 29, 1997. All share, per share and common stock amounts herein have been restated to reflect the effect of this split.

     The following table lists the high and low closing sales prices for the Company's Common Stock as reported by the Nasdaq National Market for each full quarterly period beginning with October 1, 1996, the date of the Company's initial public offering :

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 1996:
  Fourth Quarter (through December 28)......................  $ 30.63   $ 22.25

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 1997:
  First Quarter (through March 29)..........................  $ 27.81   $ 14.50
  Second Quarter (through June 28)..........................    30.44     14.50
  Third Quarter (through September 27)......................    38.00     29.88
  Fourth Quarter (through December 27)......................    42.50     23.88

     On March 9, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $30.00 per share. As of December 31, 1997, there were approximately 293 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to utilize all of its earnings, if any, for use in its business and does not anticipate the payment of cash dividends in the foreseeable future. In addition, the Company's revolving line of credit agreement requires consent from the bank prior to payment of dividends.

ISSUANCE OF UNREGISTERED SECURITIES

     Between October 1, 1997 and December 31, 1997, the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): the Company issued and sold an aggregate of 114,947 shares of common stock upon the net exercise of warrants to three persons or entities for aggregate consideration of 357 shares of common stock.

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company completed its initial public offering in October 1996, in which it issued and sold 10,350,000 shares of Common Stock for aggregate proceeds to the Company of $120.3 million. The Registration Statement Commission File No. 333-8921 for the offering was effective for October 1, 1996. The offering closed on October 4, 1996. The Managing underwriters for the offering were: Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., Cowen & Company and Hambrecht & Quist. Of the aggregate proceeds received in the offering, $2.2 million was used to defray costs and expenses related to the offering, resulting in net proceeds of approximately $118.1 million. Of the net proceeds, $14.8 million was used to reduce debt. The remainder is invested in cash equivalents and marketable securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is set forth on page 17 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth in the text on pages 18 through 23 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference and is filed herewith as Exhibit 13.2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the text on pages 24 through 39 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference and is filed herewith as Exhibit 13.3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Executive officers are selected annually and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director of the Company.

                    NAME                       AGE                   POSITION
                    ----                       ---                   --------
EXECUTIVE OFFICERS
Donald Green.................................  66     Chairman of the Board
Carl J. Grivner..............................  44     President, Chief Executive Officer and
                                                      Director
Peter A. Darbee..............................  45     Vice President, Chief Financial
                                                      Officer, Treasurer and Secretary
Karen L. Godfrey.............................  43     Vice President, Corporate Controller
                                                      and Assistant Secretary
Glenn Lillich................................  50     Vice President, Sales and Marketing
KEY EMPLOYEES
James Hoeck..................................  36     Vice President, Corporate Technologist
John Webley..................................  39     Vice President, Corporate Technologist
David Arnold.................................  47     Vice President, Development Engineering
Catherine Millet.............................  45     Vice President, Product Planning
Gregory Peters...............................  36     Vice President, International
                                                      Operations
Greg Steele..................................  36     Vice President, Operations
Rich Stanfield...............................  41     Vice President, Domestic Sales
OUTSIDE DIRECTORS
B.J. Cassin(1)...............................  64     Director
Clifford H. Higgerson(1)(2)..................  58     Director
Dan Rasdal(2)................................  64     Director
Alex Sozonoff................................  58     Director

---------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

     DONALD GREEN was a co-founder of the Company and has been the Company's Chairman of the Board since May 1992. From May 1992 to June 1997, he was also the Company's Chief Executive Officer. Mr. Green founded Optilink Corporation in 1987, where he was the President and Chief Executive Officer, until its acquisition by DSC in 1990. From 1990 until the founding of the Company, Mr. Green was Vice President and General Manager of the Access Products division of DSC Communications Corporation.

     CARL J. GRIVNER has been the Company's President since December 1995 and its Chief Executive Officer since June 1997. From July 1995 to June 1997 he was the Company's Chief Operating Officer, and he has been a Director since May 1996. Prior to joining the Company, Mr. Grivner was President of Enhanced Business Services of Ameritech, an RBOC, from September 1994 to July 1995. From 1986 to September 1994, Mr. Grivner held various management positions at Ameritech, including President of Ameritech's Advertising Services Unit.

     PETER A. DARBEE has been the Company's Vice President, Chief Financial Officer, Treasurer and Secretary since June 1997. Prior to joining the Company, Mr. Darbee was the Vice President, Chief Financial Officer and Controller of Pacific Bell, an RBOC, from 1994 through June 1997. From 1989 through 1994, he was Vice President and co-head of Goldman Sachs' Global Energy and Telecommunications Group.

     KAREN L. GODFREY has been the Company's Corporate Controller since May 1994 and its Assistant Secretary since February 1995. Ms. Godfrey was made a Vice President of the Company in May 1997. From September 1992 to May 1994, Ms. Godfrey was self-employed as a financial management consultant. Ms. Godfrey was the Chief Financial Officer of Fortune's Almanac, Inc., a catalog company, from September 1991 to September 1992 and the Chief Financial Officer and Vice President of Operations of Paracomp, Inc., a software company, from 1989 to September 1991.

     GLENN LILLICH has been the Company's Vice President, Sales and Marketing since June 1996. From February 1993 to June 1996, Mr. Lillich was the Company's Vice President, Sales. Prior to joining the Company, Mr. Lillich served as the Western Region Director of Sales for the Telecom Division of Stratus Computer, Inc., a manufacturer of computer systems, from January 1992 to February 1993.

     JAMES HOECK was a co-founder of the Company and has served as Vice President, Corporate Technologist since November 1997. From May 1992 through January 1995, he served as Vice President, Engineering. From February 1995 through October 1997, he served as Vice President, Advanced Development.

     JOHN WEBLEY was a co-founder of the Company and has served as Vice President, Corporate Technologist since November 1997. From May 1992 through January 1995, he served as Vice President, Engineering. From February 1995 through October 1997, he served as Vice President, Advanced Development.

     DAVID ARNOLD has been the Company's Vice President, Development Engineering since April 1996. Prior to joining the Company, Mr. Arnold was the Senior Director of Telephony Products Research at Ericsson Raynet, a provider of telecommunications equipment, from November 1993 to November 1995. From 1989 to November 1993, Mr. Arnold served as Engineering Director at Alcatel Network Systems, a provider of telecommunications equipment.

     CATHERINE MILLET has been the Company's Vice President, Product Planning since December 1997. Prior to joining the Company, Ms. Millet was Vice President, Advanced Planning and Senior Director, Systems Engineering with DSC Communications Corporation from September 1994 to December 1997. From 1993 through August 1994, Ms. Millet was the Senior Director, Engineering with Alcatel Network Systems.

     GREGORY PETERS has been the Company's Vice President, International Operations since June 1997. Prior to joining the Company, Mr. Peters was the Vice President, International Operations of ADTRAN, Inc., a company that designs and develops digital modem and HDSL equipment, from 1996 to June 1997. From January 1993 to 1996, he served as Executive Vice President of Connell Communications Company, a company that invests in international telecommunications projects. Mr. Peters participated in the Management Development Program with AT&T's Network Systems Division from 1986 through 1992.

     GREG STEELE has been the Company's Vice President, Operations since April 1995. From November 1994 to March 1995, Mr. Steele was the Company's Director of Operations. Prior to joining the Company, from 1990 to November 1994, Mr. Steele held various positions at DSC Communications Corporation, including Director of Account Marketing and Senior Manager of Manufacturing.

     RICH STANFIELD has been the Company's Vice President, Domestic Sales since December 1994. Prior to joining the Company, from 1986 through December 1994, Mr. Stanfield held various management positions with Stratus Computer, Inc., including Western Region Director of Sales.

     B.J. CASSIN has been a Director of the Company since January 1993. Since 1979, he has been a private venture capitalist. Mr. Cassin is also a Director of Cerus Corporation, Symphonix Devices, Inc. and six private companies.

     CLIFFORD H. HIGGERSON has been a Director of the Company since January 1993. Mr. Higgerson has been a general partner of Vanguard Venture Partners, a venture capital firm and a stockholder of the Company, since July 1991 and managing partner of Communications Ventures, a venture capital firm since 1987. Mr. Higgerson is also a Director of Digital Microwave Corporation, Ciena Corporation and nine private companies.

     DAN RASDAL has been a Director of the Company since February 1993. Mr. Rasdal has been Chairman of the Board of SymmetriComm, Inc., a telecommunications company, since July 1989, and the President and Chief Executive Officer of SymmetriComm since 1985. Mr. Rasdal is also a director of Celeritek, Inc., a semiconductor manufacturer.

     ALEX SOZONOFF has been a Director of the Company since October 1997. Mr. Sozonoff has been Vice President of Hewlett-Packard Company, an electronics equipment and computer company, and General Manager of the Marketing and Operations Group for Hewlett-Packard's Computer Organization since 1997. From 1994 to 1997 he was the Sales and Marketing General Manager for Hewlett-Packard's Computer Organization and was elected Vice President in 1995. In 1994 he was named General Manager of Hewlett-Packard's Computer Products Sales and Distribution Organization in Europe. From 1990 to 1994 he was Hewlett-Packard's European Business Unit Manager for Personal Computers and Personal Peripherals.

     The current directors, other than Messrs. Grivner, Higgerson, and Sozonoff, were elected pursuant to the terms of the Company's certificate of incorporation and a voting agreement among certain stockholders of the Company, whereby holders of the Company's Series A and Series B Preferred Stock had the right to elect three directors in the aggregate and the parties to the voting agreement agreed to vote for a director designated in accordance with the voting agreement. Such arrangements terminated and all such shares of Preferred Stock converted into shares of Common Stock, upon closing of the initial public offering of the Company's Common Stock in October 1996. The Company's certificate of incorporation provides for a classified Board of Directors composed of seven directors. Accordingly, the terms of the office of the Board of Directors are divided into three classes. Class I will expire at the annual meeting of the stockholders to be held in 2000; Class II will expire at the annual meeting of the stockholders to be held in 1998; and Class III will expire at the annual meeting of the stockholders to be held in 1999. At each annual meeting of the stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. Carl Grivner, Clifford Higgerson and Alex Sozonoff have been designated Class I directors. B.J. Cassin has been designated as a Class II director. Donald Green and Dan Rasdal have been designated as Class III directors. Brian Jackman, who resigned from the Board effective February 19, 1998, was a Class II director. To the extent there is an increase in the number of directors, additional directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

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

     Based solely upon review of the copies of Section 16(a) reports received by the Company and written representations that no other reports were required, the Company believes that there was compliance for the 1997 fiscal year with all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders except that (i) Mr. Grivner inadvertently filed one Form 4 late reporting one transaction; (ii) Mr. Green inadvertently filed one Form 4 late reporting seven transactions and (iii) Mr. Cassin inadvertently filed one Form 4 late reporting eight transactions.

ITEM 11. EXECUTIVE COMPENSATION

     Summary of Cash and Other Compensation. The following table sets forth the compensation earned by (i) the Company's former Chief Executive Officer, (ii) the Company's Chief Executive Officer, (iii) the other three most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year, and (iv) one former executive officer of the Company (the "Named Executive Officers"), each of whose total salary and bonus for the year ended December 31, 1997 was in excess of $100,000 for services rendered in all capacities to the Company for such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                 ANNUAL COMPENSATION           ------------
                                          ----------------------------------    SECURITIES
                                 FISCAL                         OTHER ANNUAL    UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR     SALARY     BONUS     COMPENSATION   OPTIONS (#)    COMPENSATION
  ---------------------------    ------   --------   --------   ------------   ------------   ------------
Donald Green(1)................   1997    $295,769   $225,993    $      --        63,200       $      --
  Chairman of the Board and       1996     275,000    138,903           --       369,804              --
  former Chief Executive          1995     185,000    115,625           --        50,000              --
  Officer
Carl J. Grivner(2).............   1997     284,231    208,296       73,583(3)    302,310              --
  President, Chief Executive      1996     235,000    106,349       74,080(3)         --              --
  Officer and Director            1995     102,115     48,894           --       424,000              --
Glenn Lillich..................   1997     177,028    101,116           --        72,450              --
  Vice President,                 1996     170,000     51,868           --            --              --
  Sales and Marketing             1995     160,000     54,400           --        24,000              --
Peter A. Darbee(4).............   1997     125,000     71,827           --       300,000              --
  Vice President,                 1996          --         --           --            --              --
  Chief Financial Officer,        1995          --         --           --            --              --
  Treasurer and Secretary
Karen L. Godfrey...............   1997     115,500     63,383           --         8,630              --
  Vice President, Corporate       1996     105,000     25,077           --            --              --
  Controller and Assistant        1995     101,016     28,935           --        20,400              --
  Secretary
Dan E. Steimle(5)..............   1997     148,605     60,460           --        21,300          50,346(6)
  former Vice President,          1996     170,000     51,868           --            --              --
  Chief Financial Officer,        1995     160,000     54,400           --        24,000              --
  Treasurer and Secretary

---------------
(1) Mr. Green served as Chief Executive Officer until June 1997.

(2) Mr. Grivner joined the Company in July 1995 and became Chief Executive Officer in June 1997.

(3) Represents relocation expenses paid by the Company for 1997: $36,003; and for 1996: $34,377. Also includes forgiveness of principal and interest on a note payable to the Company for 1997: $37,580; and for 1996: $39,703. See "Item 13 -- Certain Relationships and Related Transactions".

(4) Mr. Darbee joined the Company on June 30, 1997.

(5) Mr. Steimle resigned as Chief Financial Officer on June 30, 1997, and resigned from the Company on September 30, 1997.

(6) Represents payments pursuant to a termination agreement between Mr. Steimle and the Company.

     Stock Option Grants to Named Executives. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers in 1997. No stock appreciation rights were granted to the Named Executive Officers during such year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS(1)
                             ---------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF     PERCENT OF                                 ASSUMED ANNUAL RATES OF
                             SECURITIES   TOTAL OPTIONS   EXERCISE                 STOCK PRICE APPRECIATION FOR
                             UNDERLYING    GRANTED TO      OR BASE                        OPTION TERM(2)
                              OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION   -----------------------------
           NAME               GRANTED      FISCAL YEAR    SHARE(3)       DATE           5%              10%
           ----              ----------   -------------   ---------   ----------   ------------    -------------
Donald Green...............    63,200          1.8%        $26.50      01/17/07     $1,053,273      $ 2,669,200
Carl J. Grivner............   102,310          2.9          26.50      01/17/07      1,705,068        4,320,978
                              200,000          5.6          33.00      07/24/07      4,150,705       10,518,700
Glenn Lillich..............    22,450          0.6          26.50      01/17/07        374,145          948,157
                               50,000          1.4          35.25      09/19/07      1,108,427        2,808,971
Peter A. Darbee............   300,000          8.4          22.50      05/19/07      4,245,039       10,757,762
Karen L. Godfrey...........     8,630          0.2          26.50      01/17/07        143,825          364,481
Dan E. Steimle.............    21,300          0.6          26.50      12/31/97         26,877           53,695

---------------
(1) In general, twenty five percent of the option shares shown in this table vest upon optionee's completion of one year of service measured from the vesting date, and the balance vests in successive equal monthly installments over the next 36 months of service thereafter. All such option shares will immediately vest in the event the Company is acquired by merger or asset sale, unless the options are assumed by the acquiring entity.

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

(3) The exercise price for the shares of Common Stock subject to option grants made under the Company's 1996 Stock Incentive Plan may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the Plan Administrator may provide financial assistance to one or more optionees in the exercise of their outstanding options by allowing such individuals to deliver a full-recourse, interest-bearing promissory note in payment of the exercise price and any associated withholding taxes incurred in connection with such exercise.

     Option Exercises and Holdings. The following table sets forth certain information with respect to the Named Executive Officers concerning their option exercises during 1997 and their option holdings as of December 27, 1997. None of the Named Executive Officers held any stock appreciation rights at the end of that fiscal year.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                           SHARES                          OPTIONS AS OF             THE-MONEY OPTIONS AS OF
                          ACQUIRED                    DECEMBER 27, 1997(2)(3)         DECEMBER 27, 1997(4)
                             ON         VALUE       ---------------------------    ---------------------------
          NAME            EXERCISE   REALIZED(1)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
          ----            --------   -----------    -----------   -------------    -----------   -------------
Donald Green............       --    $       --       459,237        183,767       $9,239,205     $2,760,169
Carl J. Grivner.........   66,000     2,207,367        88,410        478,568        1,061,299      5,396,025
Glenn Lillich...........  202,000     5,901,305       226,835        139,615        5,381,925      1,855,950
Peter A. Darbee.........       --            --        60,000        240,000          135,000        540,000
Karen L. Godfrey........   90,000     2,340,556        23,082         45,948          515,215        963,235
Dan E. Steimle..........  104,000     1,957,517         3,766          4,709               --             --

---------------
(1) Based upon the difference between the exercise price and the fair market value of the Company's Common Stock on the date of exercise.

(2) Certain of these options were granted under the Company's 1996 Stock Incentive Plan ("the 1996 Plan"). In general, twenty five percent of such option shares vest upon optionee's completion of one year of service measured from the vesting date, and the balance vests in successive equal monthly installments over the next 36 months of service thereafter. All such option shares will immediately vest in the event the Company is acquired by merger or asset sale, unless the options are assumed by the acquiring entity. Accordingly, the table reflects such vested option shares in the "exercisable" column as follows: Mr. Green -- 15,217; Mr. Grivner -- 44,809; Mr. Lillich -- 8,569; Mr. Darbee -- 60,000; Ms. Godfrey -- 2,122 and Mr. Steimle -- 3,766. In addition, the table reflects such unvested option shares in the "unexercisable" column as follows: Mr. Green -- 47,983; Mr. Grivner -- 257,501; Mr. Lillich -- 63,881; Mr. Darbee -- 240,000; Ms.
    Godfrey -- 6,508 and Mr. Steimle -- 4,709.

(3) Certain of these options were granted under the predecessor equity incentive plan to the 1996 Plan (the "Predecessor Plan"). The terms of these options provide that each option is immediately exercisable for all the option shares, but any shares purchased under the options are subject to repurchase by the Company, at the exercise price paid per share, in the event the optionee terminates employment prior to vesting in those shares. Twenty percent of such option shares vest upon optionee's completion of one year of service measured from the vesting date, and the balance vests in successive equal monthly installments over the next 48 months of service thereafter (other than Mr. Green's options granted under the Predecessor Plan which vest in successive equal monthly installments over 24 months measured from the date of grant). All such options will immediately vest in the event the Company is acquired by merger or asset sale, unless the options are assumed by the acquiring entity. Accordingly, the table reflects such vested option shares for which the rights of repurchase have lapsed in the "exercisable" column as follows: Mr. Green -- 444,020; Mr. Grivner -- 43,601; Mr.
    Lillich -- 218,266; Mr. Darbee -- 0; Ms. Godfrey -- 20,960 and Mr.
    Steimle -- 0. In addition, the table reflects such unvested option shares for which the right of repurchase has not lapsed in the "unexercisable" column as follows: Mr. Green -- 135,784; Mr. Grivner -- 221,067; Mr.
    Lillich -- 75,734; Mr. Darbee -- 0; Ms. Godfrey -- 39,440 and Mr.
    Steimle -- 0.

(4) Based on the last reported sale price of the Company's Common Stock on December 26, 1997 ($24.75 per share) less the exercise price payable for such shares.

     Director Compensation. Non-employee Board members do not receive any cash fees for their service on the Board or any Board committee, but they are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings. In addition, non-employee Board members receive stock options pursuant to the Automatic Option Grant Program in effect under the 1996 Plan.

     Under the Automatic Option Grant Program, each individual who first joins the Board after June 30, 1996 as a non-employee Board member will receive a non-qualified stock option grant for 40,000 shares of Common Stock at the time of his or her commencement of board service, provided such individual has not otherwise been in the prior employ of the Company. In addition, at each annual meeting of stockholders, each individual who is to continue to serve as a non-employee Board member will receive a non-qualified stock option grant to purchase 12,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company and whether or not such individual first joined the Board after June 30, 1996, provided that such individual has served as a non-employee Board member for at least six months. Messrs. Cassin, Higgerson and Jackman each waived their right to receive such options at the 1997 Annual Meeting of Stockholders.

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

     Employment Contracts, Termination of Employment and Changes in Control Agreements. The Compensation Committee as Plan Administrator of the 1996 Plan has the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers or any unvested shares actually held by those individuals under the 1996 Plan or the Predecessor Plan, in the event the Company is acquired by merger or asset sale or there is a hostile change in control effected by a successful tender or exchange offer for more than 50% of the Company's outstanding voting securities or a change in the majority of the Board as a result of one or more contested elections for board membership. Alternatively, the Compensation Committee may condition such accelerated vesting upon the individual's termination of service within a designated period following the acquisition or hostile change in control.

     Dan E. Steimle, the Company's former Vice President, Chief Financial Officer, Treasurer and Secretary resigned from the Company effective September 30, 1997. In connection with his resignation, Mr. Steimle and the Company entered into a Termination Agreement and General Release, pursuant to which the Company agreed to pay Mr. Steimle (i) bi-weekly payments of $7,192.30 through July 20, 1998 for an aggregate total of $155,353.68, less applicable taxes and withholding and (ii) the pro-rata portion of his year-end bonus, as determined by the Board of Directors, based upon services rendered from January 1, 1997 through July 20, 1997.

     The Company and Mr. Steimle also entered into a Consulting Agreement pursuant to which (i) Mr. Steimle agreed to assist with the orderly transition of his responsibilities to the Company's new Vice President and Chief Financial Officer for the period commencing October 1, 1997 through July 20, 1998 and (ii) the Company agreed to continue to vest a total of 4,709 Nonqualified Stock Options through July 20, 1998 and permit Mr. Steimle to exercise such vested stock options during the period beginning on July 20, 1998 through October 17, 1998. In the event Mr. Steimle breaks any terms of the Termination Agreement and General Release or Consulting Agreement, the bi-weekly payments will cease and the additional vesting of Mr. Steimle's options will be cancelled.

     Compensation Committee Interlocks and Insider Participation. The Board of Directors established a Compensation Committee in May 1994. The Compensation Committee consists of Messrs. Higgerson and

Rasdal. Mr. Rasdal replaced Mr. Jackman as a member of the Compensation Committee in May 1997. None of these individuals has served at any time as an officer or employee of the Company. Prior to the establishment of the Compensation Committee, all decisions relating to executive compensation were made by the Company's Board of Directors. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 2, 1998 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the outstanding shares of the Common Stock of the Company; (ii) each director of the Company; (iii) each executive officer of the Company (including the Named Executive Officers); and
(iv) all directors and executive officers of the Company as a group.

                                                         SHARES BENEFICIALLY
                                                             OWNED AS OF
                                                           MARCH 2, 1998(1)
                                                       ------------------------
              NAME OF BENEFICIAL OWNER                   NUMBER      PERCENTAGE
              ------------------------                 ----------    ----------
FMR Corporation(2)...................................   8,877,500       12.0%
  82 Devonshire Street
  Boston, MA 02109
Tellabs, Inc.(3).....................................   6,340,234        8.5
  4951 Indiana Avenue
  Lisle, IL 60532
B.J. Cassin(4).......................................   1,699,106        2.3
Donald Green(5)......................................   2,524,621        3.4
Carl J. Grivner(6)...................................     352,643          *
Clifford H. Higgerson................................     343,446          *
Dan Rasdal(7)........................................     126,000          *
Alex Sozonoff........................................         400          *
David Arnold(8)......................................     113,297          *
Peter A. Darbee(9)...................................      65,551          *
Karen Godfrey(10)....................................     120,597          *
James Hoeck(11)......................................   1,991,198        2.7
Glenn Lillich(12)....................................     352,635          *
Gregory Peters.......................................       2,691          *
Richard Stanfield(13)................................     121,128          *
Greg Steele(14)......................................     115,149          *
John Webley(15)......................................   1,243,750        1.7
Dan E. Steimle(16)...................................     475,399          *
All executive officers and directors as a group (16
  persons)(17).......................................  15,554,378       20.3%

---------------
  *  Less than 1%

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

 (2) Based on a Schedule 13G filed on January 10, 1998 by FMR Corporation.

 (3) Includes 600,000 shares which may be acquired upon exercise of a warrant.

 (4) Includes 174,106 shares held in trust by the Robert S. Cassin Charitable Trust. Also includes 100,000 shares held in trust by The Cassin Foundation and 125,000 shares held in trust by the Cassin 1997 Charitable Trust UTA dated 1/28/97. The remaining shares are held in trust by B.J. Cassin and Isabel B. Cassin, Trustees of the Cassin Family Trust U/D/T, dated January 31, 1996.

 (5) Includes 603,054 shares issuable upon exercise of options held by Mr. Green, 542,903 of which shares will be vested as of 60 days from March 2, 1998. Also includes 50,000 shares held by the Donald and Maureen Green Foundation.

 (6) Includes 307,362 shares issuable upon exercise of options held by Mr. Grivner, 114,562 of which shares will be vested as of 60 days from March 2, 1998.

 (7) Includes 126,000 shares issuable upon exercise of options held by Mr. Rasdal, 107,500 of which shares will be vested as of 60 days from March 2, 1998.

 (8) Includes 66,650 shares issuable upon exercise of options held by Mr. Arnold, 10,650 of which shares will be vested as of 60 days from March 2, 1998. Also includes 11,250 shares subject to a right of repurchase by the Company, and 716 shares held by Mr. Arnold's spouse.

 (9) Includes 60,000 shares issuable upon exercise of options held by Mr. Darbee, all of which shares will be vested as of 60 days from March 2, 1998.

(10) Includes 24,820 shares issuable upon exercise of options held by Ms. Godfrey, 5,273 of which shares will be vested as of 60 days from March 2, 1998. Also includes 6,675 shares subject to a right of repurchase by the Company.

(11) Includes 187,683 shares issuable upon exercise of options held by Mr. Hoeck, 174,349 of which shares will be vested as of 60 days from March 2, 1998.

(12) Includes 259,589 shares issuable upon exercise of options held by Mr. Lillich, 206,256 of which shares will be vested as of 60 days from March 2, 1998.

(13) Includes 87,355 shares issuable upon exercise of options held by Mr. Stanfield, 16,421 of which shares will be vested as of 60 days from March 2, 1998.

(14) Includes 107,825 shares issuable upon exercise of options held by Mr. Steele, 45,425 of which shares will be vested as of 60 days from March 2, 1998.

(15) Includes 187,683 shares issuable upon exercise of options held by Mr. Webley, 174,349 of which shares will be vested as of 60 days from March 2, 1998. Also includes 190,000 shares held by Mr. Webley's spouse.

(16) Includes 8,000 shares held by Mr. Steimle's spouse.

(17) Includes 18,195 shares subject to a right of repurchase by the Company. Also includes 2,018,021 shares issuable upon exercise of options, 1,457,688 of which shares will be vested as of 60 days from March 2, 1998, and 620,000 shares which may be acquired upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1995, the Company loaned Carl Grivner, the Company's President and Chief Executive Officer, the sum of $100,000 to assist him in relocating to Northern California. Such loan bears interest at the rate of 6.37% per annum, with accrued interest due and payable annually on July 19 of each year, and the principal of such loan due and payable in three equal installments on July 19 of 1996, 1997 and 1998. In August 1996, the Company forgave one-third of the principal balance and interest accrued through July 19, 1996. In August 1997, the Company forgave one-third of the principal balance and interest accrued through July 19, 1997. As of December 27, 1997, one-third of the principal balance of this loan remained outstanding.

     In June 1997, the Company issued 4,968 shares of restricted Common Stock at $30.1875 per share to Peter Darbee, the Company's Vice President, Chief Financial Officer, Treasurer and Secretary in connection with Mr. Darbee's commencement of employment. Mr. Darbee issued a note payable to the Company in the amount of $149,972 as consideration for the shares. The note is secured by shares of Common Stock owned by Mr. Darbee. Such note bears interest at the rate of 6.8% per annum with the entire principal balance of the note, together with all accrued or unpaid interest, due and payable on July 1, 2002.

     The Company and Tellabs Operations, Inc. ("Tellabs Operations"), a subsidiary of Tellabs, Inc., a stockholder of the Company entered into a License and Marketing Agreement and an OEM Agreement on December 23, 1996. Under the License and Marketing Agreement, the Company granted to Tellabs Operations a license to use the UMC technology in the development, manufacture, and distribution of coaxial systems for specified markets. In return, the Company will receive royalties from the sale of these systems. Under the OEM Agreement, the Company agreed to manufacture the UMC products for Tellabs Operations. The License and Marketing Agreement was terminated on February 20, 1998.

     The Company has granted options to certain of its directors and executive officers. See "Item 11 -- Executive Compensation" and "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

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

                                    PART IV.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference:

     1.   FINANCIAL STATEMENTS:

        As of December 31, 1997 and 1996:
           --  Consolidated Balance Sheets

        For the Years Ended December 31, 1997, 1996, and 1995:
           --  Consolidated Statements of Operations
           -- Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
           --  Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Quarterly Results of Operations (Unaudited)

     2.   FINANCIAL STATEMENT SCHEDULE:

           --  Schedule II -- Valuation Accounts

     All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     3(A). EXHIBITS:

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
 3.3.1    Fifth Amended and Restated Certificate of Incorporation of
          the Registrant.(4)
 3.5      Amended and Restated Bylaws of the Registrant.(3)
 4.1      Specimen Certificate of Common Stock.(1)
 4.2      Series E Preferred Stock Purchase Agreement, dated September
          29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.(1)
 4.3      Certificate of Incorporation of the Registrant (included in
          Exhibit 3.3.1).
10.1      Form of Warrant Issued In Connection with the Sale of the
          Registrant's Series A Preferred Stock on January 6, 1993.(1)
10.2      Form of Warrant Issued In Connection with the Sale of the
          Registrant's Series B Preferred Stock on October 5, 1993.(1)
10.3      Form of Warrant Issued in Connection with the Sale of the
          Registrant's Series C Preferred Stock on March 16, 1994.(1)
10.4      Form of Performance Warrant Issued in Connection with the
          Sale of the Registrant's Series C Preferred Stock on March
          16, 1994 and May 4, 1994.(1)
10.4.1    Form of Amendment to Warrants and Performance Warrants.(1)
10.5      Warrant Issued in Connection with the Sale of the
          Registrant's Series E Preferred Stock on September 29,
          1995.(1)
10.6      Restricted Stock Issuance Agreement, dated May 19, 1995,
          between the Registrant, Donald Green and Maureen Green.(1)
10.7      Compensation Agreement, dated May 19, 1995, between the
          Registrant and Donald Green.(1)
10.8      Promissory Note Secured by Pledge Agreement, dated May 31,
          1995, by Donald Green in favor of the Registrant.(1)
10.9      Stock Pledge Agreement, dated June 16, 1995, between the
          Registrant and Donald Green.(1)

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
10.10     Promissory Note issued by Carl Grivner, dated October 5,
          1995, in favor of the Registrant.(1)
10.11     Shareholder and Joint Venture Agreement, dated December 28,
          1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital
          Telephone Systems Division.(1)+
10.13     License, Joint Development, Supply and Authorized
          Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute
          of the Republic of China.(1)+
10.14     Hangzhou Aftek Communication Registrant Ltd. Contract, dated
          June 18, 1994, between Advanced Fibre Technology
          Communication (Hong Kong) Limited and Hangzhou Communication
          Equipment Factory of the MPT., HuaTong Branch.(1)+
10.15     1445 & 1455 McDowell Boulevard North Net Lease, dated
          February 1, 1993, between the Registrant and G & W/ Redwood
          Associates Joint Venture, for the premises located at 1445
          McDowell Boulevard North.(1)
10.16     Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at 1455 McDowell Boulevard
          North.(1)
10.17     Redwood Business Park Net Lease, dated July 10, 1995,
          between the Registrant and G & W/ Redwood Associates Joint
          Venture, for the premises located at 1440 McDowell Boulevard
          North.(1)
10.18     Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at Buildings 1 & 9 of Willow Brook
          Court.(1)
10.19     Second Amended and Restated Loan and Security Agreement,
          dated December 7, 1995, between the Registrant and Bank of the West.(1)
10.20     Form of Indemnification Agreement for Executive Officers and
          Directors of the Registrant.(1)
10.21     The Registrant's 1993 Stock Option/Stock Issuance Plan, as
          amended (the "1993 Plan").(1)
10.22     Form of Stock Option Agreement pertaining to the 1993
          Plan.(1)
10.23     Form of Notice of Grant of Stock Option pertaining to the
          1993 Plan.(1)
10.24     Form of Stock Purchase Agreement pertaining to the 1993
          Plan.(1)
10.25     The Registrant's 1996 Stock Incentive Plan (the "1996
          Plan").(1)
10.26     Form of Stock Option Agreement pertaining to the 1996
          Plan.(1)
10.26.1   Form of Automatic Stock Option Agreement pertaining to the
          1996 Plan.(1)
10.27     Form of Notice of Grant of Stock Option pertaining to the
          1996 Plan.(1)
10.27.1   Form of Notice of Grant of Non-Employee Director Automatic
          Stock Option pertaining to the 1996 Plan.(1)
10.28     Form of Stock Issuance Agreement pertaining to the 1996
          Plan.(1)
10.29     The Registrant's Employee Stock Purchase Plan.(1)
10.30     Termination Agreement of Joint Venture and Partnership
          Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.(2)
10.31     License and Marketing Agreement, dated December 23, 1996,
          between the Registrant and Tellabs Operations, Inc.(2)
10.32     OEM Agreement, dated December 23, 1996, between the
          Registrant and Tellabs Operations, Inc.(2)
10.33     Stock Issuance Agreement, dated June 30, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.34     Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.(3)
10.35     Stock Pledge Agreement, dated June 30, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.36     Consulting Agreement, dated May 19, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.37     Cypress Center Net Lease, dated October 9, 1997, between the
          Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
10.38     Termination Agreement and General Release, dated December
          22, 1997, between the Registrant and Dan E. Steimle.
10.39     Consulting Agreement, dated December 22, 1997, between the
          Registrant and Dan E. Steimle.
13.1      Five Year Summary of Selected Consolidated Financial Data
          from the 1997 Annual Report to Stockholders (for EDGAR
          filing purposes only).
13.2      Management's Discussion and Analysis of Financial Condition
          and Results of Operations from the 1997 Annual Report to
          Stockholders (for EDGAR filing purposes only).
13.3      Financial Statements and Supplementary Data from the 1997
          Annual Report to Stockholders (for EDGAR filing purposes
          only).
21.1      Subsidiaries of the Registrant.(1)
23.1      Consent of KPMG Peat Marwick LLP, Independent Auditors.
27.1      Financial data schedule.

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-20369) filed with the Securities and Exchange Commission on January 24, 1997, as amended, and declared effective February 12, 1997.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

 +  Portions of this Exhibit have been granted Confidential Treatment.

     3(B). REPORTS ON FORM 8-K

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

                                          ADVANCED FIBRE COMMUNICATIONS, INC.
                                          (Registrant)

                                          By: /s/ CARL J. GRIVNER

                                            ------------------------------------
                                            Carl J. Grivner
                                            President, Chief Executive Officer
                                              and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE AND TITLE                         DATE
               -------------------                         ----

/s/ DONALD GREEN                                      March 23, 1998
--------------------------------------------------
Donald Green
Chairman of the Board

/s/ CARL J. GRIVNER                                   March 23, 1998
--------------------------------------------------
Carl J. Grivner
President, Chief Executive Officer and Director

/s/ B. J. CASSIN                                      March 23, 1998
--------------------------------------------------
B. J. Cassin
Director

/s/ CLIFFORD H. HIGGERSON                             March 23, 1998
--------------------------------------------------
Clifford H. Higgerson
Director

/s/ DAN RASDAL                                        March 23, 1998
--------------------------------------------------
Dan Rasdal
Director

/s/ ALEX SOZONOFF                                     March 23, 1998
--------------------------------------------------
Alex Sozonoff
Director

/s/ PETER A. DARBEE                                   March 23, 1998
--------------------------------------------------
Peter A. Darbee
Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial
Officer)

/s/ KAREN L. GODFREY                                  March 23, 1998
--------------------------------------------------
Karen L. Godfrey
Vice President, Corporate Controller and
Assistant Secretary
(Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
 3.3.1    Fifth Amended and Restated Certificate of Incorporation of
          the Registrant.(4)
 3.5      Amended and Restated Bylaws of the Registrant.(3)
 4.1      Specimen Certificate of Common Stock.(1)
 4.2      Series E Preferred Stock Purchase Agreement, dated September
          29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.(1)
 4.3      Certificate of Incorporation of the Registrant (included in
          Exhibit 3.3.1).
10.1      Form of Warrant Issued In Connection with the Sale of the
          Registrant's Series A Preferred Stock on January 6, 1993.(1)
10.2      Form of Warrant Issued In Connection with the Sale of the
          Registrant's Series B Preferred Stock on October 5, 1993.(1)
10.3      Form of Warrant Issued in Connection with the Sale of the
          Registrant's Series C Preferred Stock on March 16, 1994.(1)
10.4      Form of Performance Warrant Issued in Connection with the
          Sale of the Registrant's Series C Preferred Stock on March
          16, 1994 and May 4, 1994.(1)
10.4.1    Form of Amendment to Warrants and Performance Warrants.(1)
10.5      Warrant Issued in Connection with the Sale of the
          Registrant's Series E Preferred Stock on September 29,
          1995.(1)
10.6      Restricted Stock Issuance Agreement, dated May 19, 1995,
          between the Registrant, Donald Green and Maureen Green.(1)
10.7      Compensation Agreement, dated May 19, 1995, between the
          Registrant and Donald Green.(1)
10.8      Promissory Note Secured by Pledge Agreement, dated May 31,
          1995, by Donald Green in favor of the Registrant.(1)
10.9      Stock Pledge Agreement, dated June 16, 1995, between the
          Registrant and Donald Green.(1)
10.10     Promissory Note issued by Carl Grivner, dated October 5,
          1995, in favor of the Registrant.(1)
10.11     Shareholder and Joint Venture Agreement, dated December 28,
          1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital
          Telephone Systems Division.(1)+
10.13     License, Joint Development, Supply and Authorized
          Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute
          of the Republic of China.(1)+
10.14     Hangzhou Aftek Communication Registrant Ltd. Contract, dated
          June 18, 1994, between Advanced Fibre Technology
          Communication (Hong Kong) Limited and Hangzhou Communication
          Equipment Factory of the MPT., HuaTong Branch.(1)+
10.15     1445 & 1455 McDowell Boulevard North Net Lease, dated
          February 1, 1993, between the Registrant and G & W/ Redwood
          Associates Joint Venture, for the premises located at 1445
          McDowell Boulevard North.(1)
10.16     Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at 1455 McDowell Boulevard
          North.(1)
10.17     Redwood Business Park Net Lease, dated July 10, 1995,
          between the Registrant and G & W/ Redwood Associates Joint
          Venture, for the premises located at 1440 McDowell Boulevard
          North.(1)
10.18     Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at Buildings 1 & 9 of Willow Brook
          Court.(1)
10.19     Second Amended and Restated Loan and Security Agreement,
          dated December 7, 1995, between the Registrant and Bank of the West.(1)
10.20     Form of Indemnification Agreement for Executive Officers and
          Directors of the Registrant.(1)
10.21     The Registrant's 1993 Stock Option/Stock Issuance Plan, as
          amended (the "1993 Plan").(1)

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
10.22     Form of Stock Option Agreement pertaining to the 1993
          Plan.(1)
10.23     Form of Notice of Grant of Stock Option pertaining to the
          1993 Plan.(1)
10.24     Form of Stock Purchase Agreement pertaining to the 1993
          Plan.(1)
10.25     The Registrant's 1996 Stock Incentive Plan (the "1996
          Plan").(1)
10.26     Form of Stock Option Agreement pertaining to the 1996
          Plan.(1)
10.26.1   Form of Automatic Stock Option Agreement pertaining to the
          1996 Plan.(1)
10.27     Form of Notice of Grant of Stock Option pertaining to the
          1996 Plan.(1)
10.27.1   Form of Notice of Grant of Non-Employee Director Automatic
          Stock Option pertaining to the 1996 Plan.(1)
10.28     Form of Stock Issuance Agreement pertaining to the 1996
          Plan.(1)
10.29     The Registrant's Employee Stock Purchase Plan.(1)
10.30     Termination Agreement of Joint Venture and Partnership
          Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.(2)
10.31     License and Marketing Agreement, dated December 23, 1996,
          between the Registrant and Tellabs Operations, Inc.(2)
10.32     OEM Agreement, dated December 23, 1996, between the
          Registrant and Tellabs Operations, Inc.(2)
10.33     Stock Issuance Agreement, dated June 30, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.34     Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.(3)
10.35     Stock Pledge Agreement, dated June 30, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.36     Consulting Agreement, dated May 19, 1997, between the
          Registrant and Peter A. Darbee.(3)
10.37     Cypress Center Net Lease, dated October 9, 1997, between the
          Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.
10.38     Termination Agreement and General Release, dated December
          22, 1997, between the Registrant and Dan E. Steimle.
10.39     Consulting Agreement, dated December 22, 1997, between the
          Registrant and Dan E. Steimle.
13.1      Five Year Summary of Selected Consolidated Financial Data
          from the 1997 Annual Report to Stockholders (for EDGAR
          filing purposes only).
13.2      Management's Discussion and Analysis of Financial Condition
          and Results of Operations from the 1997 Annual Report to
          Stockholders (for EDGAR filing purposes only).
13.3      Financial Statements and Supplementary Data from the 1997
          Annual Report to Stockholders (for EDGAR filing purposes
          only).
21.1      Subsidiaries of the Registrant.(1)
23.1      Consent of KPMG Peat Marwick LLP, Independent Auditors.
27.1      Financial data schedule.

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-20369) filed with the Securities and Exchange Commission on January 24, 1997, as amended, and declared effective February 12, 1997.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

 +  Portions of this Exhibit have been granted Confidential Treatment.