Form 10-Q
period 1998-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1998-05-08
CIK 898805

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                            COMMISSION FILE NUMBER:
                                    0-28734

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

                             ONE WILLOW BROOK COURT
                           PETALUMA, CALIFORNIA 94954
                                 (707) 794-7700
                       (ADDRESS OF REGISTRANT'S PRINCIPAL
          EXECUTIVE OFFICES AND TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                             OUTSTANDING AS OF
                         CLASS                                                 APRIL 27, 1998
                         -----                                                 --------------
             Common Stock, $0.01 par value                                       74,231,941

================================================================================

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets March 31, 1998 and
           December 31, 1997.........................................    2
         Condensed Consolidated Statements of Operations Three months ended
             March 31, 1998 and 1997.................................    3
         Condensed Consolidated Statements of Cash Flows Three months ended
             March 31, 1998 and 1997.................................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.....................................    9

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities.......................................   20
Item 3.  Defaults Upon Senior Securities.............................   20
Item 4.  Submission of Matters to a Vote of Security Holders.........   20
Item 5.  Other Information...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,699       $  9,053
  Marketable securities.....................................    83,041         96,143
  Accounts receivable, net..................................    91,501         79,098
  Inventories, net..........................................    59,812         52,073
  Other current assets......................................     6,608          6,090
                                                              --------       --------
     Total current assets...................................   249,661        242,457
Property and equipment, net.................................    31,400         24,506
Other assets................................................    10,141          6,330
                                                              --------       --------
          Total assets......................................  $291,202       $273,293
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 22,310       $ 18,475
  Accrued liabilities.......................................    26,665         30,342
                                                              --------       --------
     Total current liabilities..............................    48,975         48,817
  Long term liabilities.....................................     1,135            756
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized in 1998 and 1997; no shares issued and
     outstanding............................................        --             --
  Common stock, $0.01 par value; 200,000,000 shares
     authorized in 1998 and 1997; 74,029,273 and 72,626,370
     shares issued and outstanding in 1998 and 1997,
     respectively...........................................       740            726
  Additional paid-in capital................................   198,684        193,183
  Notes receivable from stockholders........................      (835)          (835)
  Retained earnings.........................................    42,503         30,646
                                                              --------       --------
     Total stockholders' equity.............................   241,092        223,720
                                                              --------       --------
          Total liabilities and stockholders' equity........  $291,202       $273,293
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenues....................................................  $85,744    $44,405
Cost of revenues............................................   45,575     24,977
                                                              -------    -------
          Gross profit......................................   40,169     19,428
                                                              -------    -------

Operating expenses:
  Research and development..................................    8,312      4,850
  Selling, general and administrative.......................   14,761      7,798
                                                              -------    -------
          Total operating expenses..........................   23,073     12,648
                                                              -------    -------
          Operating income..................................   17,096      6,780
  Other income, net.........................................    1,145        996
                                                              -------    -------
          Income before income taxes........................   18,241      7,776
Income taxes................................................    6,384      2,877
                                                              -------    -------
          Net income........................................  $11,857    $ 4,899
                                                              =======    =======
Basic net income per share..................................  $  0.16    $  0.07
                                                              =======    =======
Shares used in basic per share computations.................   73,838     66,344
                                                              =======    =======
Diluted net income per share................................  $  0.15    $  0.06
                                                              =======    =======
Shares used in diluted per share computations...............   79,134     78,208
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 11,857    $  4,899
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Tax benefit from option exercises......................     3,210          --
     Deferred incomes taxes.................................      (229)         --
     Depreciation and amortization..........................     1,115         494
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (12,403)     (9,298)
       Inventories..........................................    (7,739)     (2,323)
       Accounts payable.....................................     3,835       3,825
       Other, including other current assets and accrued
        liabilities.........................................    (3,906)      4,512
       Other, including other long term assets and
        liabilities.........................................    (3,484)         91
                                                              --------    --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES......................................    (7,744)      2,200
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of marketable securities............    13,102     (14,093)
  Purchase of property and equipment........................    (8,009)     (4,793)
                                                              --------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................     5,093     (18,886)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options and
     warrants...............................................     2,297         616
  Proceeds from secondary offering of common stock..........        --       8,272
                                                              --------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     2,297       8,888
                                                              --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................      (354)     (7,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     9,053      24,942
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  8,699    $ 17,144
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements

                      ADVANCED FIBRE COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997, contained in the Company's annual report on Form 10-K.

     The condensed consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries (the "Company"). Significant intercompany transactions and accounts have been eliminated.

     The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

     Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Raw materials........................................   $26,781       $17,369
Work in progress.....................................       613           666
Finished goods.......................................    32,418        34,038
                                                        -------       -------
Inventories, net.....................................   $59,812       $52,073
                                                        =======       =======

NOTE 3  COMMITMENTS AND CONTINGENCIES

  ITRI

     In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000(TM) (the "UMC" system). In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

     Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs were placed in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint sought unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the

                      ADVANCED FIBRE COMMUNICATIONS, INC.

Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

     On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleged that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company sought recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company had breached the ITRI Agreements and was liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan-based Acer Netxus, Inc. as parties to the suit.

     On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASICs sales and alleged failure to provide certain other UMC technology to the Member Companies. The complaint filed by the Member Companies alleged that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint sought court-ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company was required to supply the Member Companies with a specified number of ASICs during the ensuing two month period on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

     On January 23, 1997, the court granted the ITRI parties' motion to compel arbitration, and granted, in part, the Member Companies' motion for a preliminary injunction to require the Company to continue supplying ASICs. Under the court's order, the case was directed to arbitration under the auspices of the American Arbitration Association, the litigation was stayed, and the Company was directed to continue supplying ASICs to the Member Companies as under the prior temporary restraining order.

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

     In March 1998, the Company, ITRI, the Member Companies and the trustee entered into a definitive Settlement Agreement that resolved all claims among such parties. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the

                      ADVANCED FIBRE COMMUNICATIONS, INC.

Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer Netxus, Inc.

     The Company believes that its claims against Acer Netxus, Inc. are meritorious and intends to pursue these claims vigorously. However, due to the nature of the claims, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of this proceeding, including any potential settlement, are uncertain and there can be no assurance to that effect.

  DSC

     On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. The Company's complaint responded to DSC's litigation threats and seeks a declaratory judgement that its hiring of the former DSC employee was lawful.

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

     On February 18, 1998, DSC filed a motion in the lawsuit filed by the Company in Sonoma County Superior Court in California to allow DSC to file a cross-complaint against the Company to allege the "inevitable" trade secret misappropriation and related claims, seeking unspecified damages, injunctions relating to the alleged misappropriation, attorneys' fees and other relief. This motion was granted on April 13, 1998.

     The Company believes that all of DSC's misappropriation and other claims related to the hiring of the former DSC employee are without merit, and the Company intends to defend the lawsuits vigorously. Based on the Company's preliminary review of the patent claim, the Company believes that the Company's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC and prosecute its declaratory judgement action. However, the Company cannot predict the ultimate outcome of these lawsuits. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of the Company's management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against the Company, this could have a material adverse effect on the Company's business, results of operations and financial condition.

  RELTEC Corporation

     On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and

                      ADVANCED FIBRE COMMUNICATIONS, INC.

obtained an order to show cause, and RELTEC stipulated to most of the Company's requested injunctive relief in April and May 1998.

NOTE 4  NET INCOME PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share effective December 15, 1997. SFAS No. 128 requires the presentation of basic net income per share and, for companies with complex capital structures, diluted net income per share. Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and common equivalent shares from options and warrants to purchase common stock using the treasury stock method, when dilutive.

     The following tables set forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the quarters ended March 31, 1998, and 1997 (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Basic net income per share:
Net income..................................................  $11,857    $ 4,899
                                                              =======    =======
Actual weighted average common shares outstanding for the
  period....................................................   73,838     66,344
                                                              =======    =======
Basic net income per share..................................  $  0.16    $  0.07
                                                              =======    =======

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Diluted net income per share:
Net income..................................................  $11,857    $ 4,899
                                                              =======    =======
Actual weighted average common shares outstanding for the
  period....................................................   73,838     66,344
Weighted average number of shares upon exercise of dilutive
  options and warrants......................................    5,296     11,864
                                                              -------    -------
Shares used in per share calculations.......................   79,134     78,208
                                                              =======    =======
Diluted net income per share................................  $  0.15    $  0.06
                                                              =======    =======

NOTE 5  COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires classification of items of other comprehensive income by nature in a financial statement and a breakout of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reporting comprehensive income provides a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations because there are no material differences between net income and comprehensive income in the Company's circumstances.

                      ADVANCED FIBRE COMMUNICATIONS, INC.

NOTE 6  COMMON STOCK SPLIT

     In September 1997, the stockholders approved an increase in the Company's authorized shares of Common Stock from 100,000,000 to 200,000,000. On September 22, 1997, the Company effected a two for one stock split to stockholders of record as of August 29, 1997. All share, per share, and Common Stock amounts herein have been restated to reflect the effect of this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical financial information contained herein, the following discussion and analysis may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results" are: (i) the limited history of operations and profitability of the Company, (ii) potential fluctuations in future operating results and seasonality, (iii) dependence on the telecommunications industry and small line size market, (iv) risks associated with a concentrated product line, new products and rapid technological change,
(v) dependence on sole source and other key suppliers, (vi) dependence on a limited number of third party manufacturers and support organizations, (vii) risks associated with competition, (viii) risks associated with pending litigation, (ix) risks associated with limited protection of proprietary technology and risk of third party claims of infringement, (x) risk of failure to manage expanding operations, (xi) impact of the year 2000 on operating systems, (xii) customer concentration, (xiii) risks associated with international markets, including currency and economic risks, (xiv) dependence on key personnel, (xv) compliance with regulations and industry standards and
(xvi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

GENERAL

     The Company designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) (the "UMC" system), a cost effective, multi-feature digital loop carrier system developed to serve small line size markets. The Company's UMC system is designed to enable telephone companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber and analog radio networks. The Company sells its product worldwide, primarily through its direct sales force in the domestic market, and through its direct sales force, distributors and agents in the international markets.

RESULTS OF OPERATIONS

     REVENUES. For the three months ended March 31, 1998, revenues increased $41.3 million, or 93%, to $85.7 million from $44.4 million for the same period in 1997. International revenues increased $16.5 million, or 120%, to $30.2 million for the first quarter of 1998 from $13.7 million for 1997. International revenues represented 35% and 31% of total revenues for the three months ending March 31, 1998 and 1997, respectively.

     The improvement in revenues for the three month period of 1998 was primarily due to the increase in international revenues, continued market acceptance of the UMC 1000 Third Generation Digital Loop

Carrier(TM) ("3GDLC") and other new features of the UMC system, and the expansion of the Company's customer base.

     For the three months ended March 31, 1998, Integrators of System Technology
(Pty) Ltd. in South Africa, France Telecom, and GTE Communication Systems Corporation ("GTE") accounted for 13%, 11% and 11% of total revenues, respectively. For the three months ended March 31, 1997, GTE accounted for 13% of total revenues. No other customer accounted for 10% or more of total revenues in either period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     GROSS PROFIT. For the three months ended March 31, 1998, gross profit totaled $40.2 million, or 46.8% of total revenues, compared with $19.4 million or 43.8% of total revenues in the same period in 1997.

     The improvement in gross profit margins from 1997 to 1998 for the three month period resulted from the customer mix, higher margin product mix, greater efficiencies achieved in purchasing and manufacturing activities associated with higher unit volume and from engineering design improvements. In the future, gross profits may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the product mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies; the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

     RESEARCH AND DEVELOPMENT. For the three months ended March 31, 1998, research and development expenses increased $3.4 million, or 71%, to $8.3 million from $4.9 million for the same period in 1997. Research and development expenses were 9.7% and 10.9% of revenues for the first quarter of 1998 and 1997, respectively.

     The increase in research and development expenses from 1997 to 1998 for the three month period was primarily due to the addition of personnel in engineering, the use of outside services for certain development and testing efforts and higher costs for material and test equipment used to develop and test new products and features. As of March 31, 1998, the number of employees in research and development was 185 compared with 130 as of March 31, 1997, an increase of 42.3%. The Company expects that research and development expenditures will generally continue to increase in absolute dollars to support the continued development of new products and features and the efforts to reduce product costs. All research and development costs to date have been expensed as incurred.

     SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 1998, selling, general and administrative expenses increased $7.0 million, or 89%, to $14.8 million from $7.8 million for the same period in 1997. Selling, general and administrative expenses were 17.2% and 17.6% of revenues for the respective first quarters of 1998 and 1997.

     Additional employees and associated salaries and benefits, higher facilities costs and legal costs associated with the ITRI litigation primarily accounted for the increase in general and administrative expenses from first quarter 1997 to first quarter 1998. The increase in sales and marketing expenses from 1997 to 1998 for the three month period was attributable primarily to the impact of higher revenue levels on commissions earned by the Company's sales force and by international distributors and additional sales and marketing personnel. Selling, general and administrative headcount increased 87.4% to 311 from 166 as of March 31, 1998 and 1997, respectively.

     INCOME TAXES. For the three months ended March 31, 1998 and 1997, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 37% in the first quarter of 1997 to 35% in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company's cash and marketable securities totaled $91.7 million compared with $105.2 million at December 31, 1997.

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

     Net cash of $7.7 million was used in operating activities in the first quarter of 1998. This was primarily the result of an increase in receivables due to higher sales volume including increased international sales which typically have longer payment terms and an increase in inventory in anticipation of expected customer demand for the Company's products offset by increased earnings and increased accounts payable. Net cash of $5.1 million was provided by investing activities through sales of marketable securities, partially offset by purchases of property and equipment. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

     The Company has a $12.0 million bank line with an interest rate of prime plus 0.5%, or 9%, at March 31, 1998. The line of credit expires in June 1998 and the Company intends to renew it at that time. The amount available to the Company for borrowing under the line is based upon the balance of eligible domestic accounts receivable at the time of borrowing. As part of the bank line, the bank may issue letters of credit up to $10.0 million and foreign exchange contracts up to $50.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants. As of March 31, 1998, and December 31, 1997, no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At March 31, 1998, and December 31, 1997, $290,000 and $140,000, respectively, were reserved for letters of credit under the line and $6,855,000 and $2,900,000, respectively, were reserved for foreign exchange contracts under the line.

     The Company also has lease lines totaling $8.6 million that are used for equipment and furniture purchases.

     The Company believes that its existing cash and short term investments, available credit facilities and cash flows will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures and operating lease obligations for the next twelve months.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

     LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was incorporated in May 1992 and was in the initial startup and development phase through December 1993. The Company began shipping the UMC system in January 1994 and, accordingly, has a limited operating history. The Company has incurred substantial expenditures related to the development, manufacturing startup and marketing of the UMC system. Although the Company first achieved profitability in the second quarter of 1995, it recorded a net loss in the second quarter of 1996 due to charges associated with the settlement of litigation with DSC Communications Corporation. There can be no assurance that the Company will sustain or increase its profitability in the future.

     POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS AND SEASONALITY. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the mix between domestic and international sales; the customer mix; the product mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies; the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; and unit volume.

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

     All of the above factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in the Company's operating results may cause volatility in the price of the Company's Common Stock. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

     DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY AND SMALL LINE SIZE MARKET. The Company's customers are concentrated in the public carrier telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line size markets of the U.S. and developing countries.

     Historically, these markets have had little access to the advanced services that can be made available through the UMC system and, accordingly, there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. Furthermore, there can be no assurance that the UMC system will find widespread acceptance among the telephone companies and other potential customers in small line size markets or that such customers and potential customers will not adopt alternative architectures or technologies that are incompatible with the UMC technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that telephone companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC system. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

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

     DEPENDENCE ON SOLE SOURCE AND OTHER KEY SUPPLIERS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. Some of the Company's sole source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors to manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd., Solectron Inc., Tanon Manufacturing, Inc. (a division of Electronic Associates, Inc.), and Shanghai Lucent Technologies Transmission Equipment Co., Ltd., to manufacture the Company's printed circuit board assemblies ("PCBAs"), (ii) Paragon, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies ("CBAs"), (iii) AMI American Microsystems,

Inc. for ASICs and (iv) Sonoma Metal Products, Inc., and Cowden Metal San Jose, Inc., to manufacture the external housing cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

     The Company also relies on Point To Point Communications, Inc. ("Point To Point"), a third party support organization, to provide first line technical assistance and post sales support to the Company's customers. There can be no assurance that Point To Point will be able to provide the level of customer support demanded by the Company's existing or potential customers. The Company is in the process of bringing its 24 hour on line technical support services in house to improve quality and responsiveness of service, while Point To Point will continue to provide field support. There can be no assurance that this transition will not adversely affect current technical and post sales support functions.

     COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's competitors include Alcatel Alsthom Compagnie Generale d'Electricite, DSC Communications Corporation, ECI Telecom, Inc., E/O Networks, Fujitsu America, Inc., Hitron Technology, Inc., Lucent Technologies, Inc., NEC America, Inc., Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Seiscor Technologies Inc., Siemens Corporation, Teledata Communications Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, pursuant to the Settlement Agreement recently entered into and related agreements with the Industrial Technology Research Institute ("ITRI"), and such member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of certain restrictions set forth in such agreements, in January 2005, such member companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and Acer Netxus, Inc., as to, among other things, whether Acer Netxus, Inc. possesses a valid license to manufacture and sell the ETSI version of the UMC system as an ITRI member company. Depending on the outcome of this dispute, the Company may face competition from Acer Netxus, Inc., for the ETSI version of the UMC system. The Company may also face competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future. See "Part II; Item 1 -- Legal Proceedings."

     RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings as described in "Part II; Item 1 -- Legal Proceedings." The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. See "Part II; Item 1 -- Legal Proceedings."

     LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. The Company does not presently hold any patents for its existing products, but has one patent application pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the U.S.

     The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

     The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In June 1996, the Company settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. In January 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See "Part II; Item 1 -- Legal Proceedings." In the future, the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

     RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of potential future growth required the Company to implement a new management and accounting system. Management evaluated and purchased a new management and accounting system and implemented the system effective November 1997. Information systems expansion or replacement can be a complex, costly and time consuming process, and there can be no assurance that the Company's system transition and further implementation can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

     EXPANDING OPERATIONS. Effective February 1998, the Company moved its domestic manufacturing and distribution operations into a new facility to double its capacity and increase its efficiency. Although the Company attempted to move its operations in an orderly manner, there can be no assurance there will not be an interruption of business, or that such interruption will not have a material adverse effect on the Company's business, manufacturing and distribution functions.

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

     CUSTOMER CONCENTRATION. For the quarter ended March 31, 1998, approximately 13%, 11% and 11% of the Company's total revenues were derived from sales to Integrators of System Technology (Pty) Ltd. in South Africa, France Telecom and GTE. No other single customer accounted for 10% or more of total revenues in the first quarter of 1998. For the three months ended March 31, 1997, GTE accounted for 13% of total revenues and no other single customer accounted for 10% or more of revenues in that period. For the three months ended March 31, 1998 and 1997, the Company's five largest customers accounted for 50% and 42% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into agreements requiring them to purchase minimum amounts of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 35% and 31% of the Company's total revenues for the quarters ended March 31, 1998 and 1997, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company is expanding its existing international operations and is entering new international markets, which demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will continue to successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

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

     Currently, the Company's international sales are primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Additionally, the Asia Pacific region's economy has deteriorated recently resulting in the devaluation of currencies in certain of the countries of this region. However, to date, the economic downturn in the Asia Pacific region has not had a material effect on the Company's financial condition.

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

     COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission ("FCC"), Underwriters Laboratories, Bell Communications Research ("Bellcore"), other independent third party testing organizations, and by independent telephone companies. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and individual regional carriers' network operating system requirements and specifications. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In May 1998, the Company received FCC laboratory compliance approval of its UMC Spread Spectrum Radio transport transceiver, which provides wireless radio transport and is suited for low density, undeveloped geographical terrain. There can be no assurance that the Company will maintain such compliance, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     In October 1997, Underwriters Laboratories officially registered the Company to ISO 9001, ANSI/ ASQC Q9001 which assures quality in design, development, production, installation and servicing. The ISO 9001 international standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. There can be no assurance that the Company will maintain such certification. The failure to maintain such certification may preclude the Company from selling the UMC system in certain markets and could materially adversely affect the Company's ability to compete with other suppliers of telecommunications equipment.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  ITRI

     In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000(TM) (the "UMC" system). In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

     Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs were placed in a trust account, with directions that the designs can be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint sought unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

     On July 30, 1996, the Company filed suit against ITRI and others in the United States District Court, Northern District of California, for breach of the ITRI Agreements, breach of covenants of good faith, trade secret misappropriation, tortious interference, and related claims. The complaint alleged that ITRI breached the ITRI Agreements, among other things, by failing to collect royalties owed to the Company, by developing UMC-based products not shared with the Company, by transferring UMC technology to an unauthorized company, and by misappropriating the Company's trade secrets and that the ITRI Agreements have been terminated. The Company sought recovery for lost profits and unjust enrichment, punitive damages, and declaratory and injunctive relief. On September 13, 1996, ITRI filed a demand for arbitration of the dispute and claimed, among other things, that the Company had breached the ITRI Agreements and was liable for unspecified royalties and punitive damages, and claiming proprietary rights in certain UMC technology. On September 30, 1996, the Company amended the complaint in its suit against ITRI to add the Member Companies and Taiwan-based Acer Netxus, Inc. as parties to the suit.

     On August 27, 1996, the Member Companies filed suit against the Company in United States District Court, Northern District of California, alleging breach of contract and unfair competition based on the Company's discontinuation of ASICs sales and alleged failure to provide certain other UMC technology to the Member Companies. The complaint filed by the Member Companies alleged that the Company lacked justification to discontinue the sale of ASICs and that its failure to sell ASICs to the Member Companies constituted unfair competition. The complaint sought court ordered arbitration, unspecified damages, punitive damages and an injunction requiring further sales of the ASICs to the Member Companies. On September 6, 1996, the court granted a temporary restraining order pursuant to which the Company was required to supply the Member Companies with a specified number of ASICs during the ensuing two month period on the terms and conditions set forth in the ITRI Agreements. The court's order was granted as an interim measure to preserve the status quo pending adjudication on the merits. On September 16, 1996, the Company filed counterclaims seeking declaratory and injunctive relief and damages against Member Companies for, among other things, breach of contract, fraud and misappropriation of trade secrets. On September 23, 1996, the Member Companies filed a demand for arbitration of the dispute and claimed, among other things, actual damages in excess of $60 million, legal fees and expenses and punitive damages.

     On January 23, 1997, the court granted the ITRI parties' motion to compel arbitration, and granted, in part, the Member Companies' motion for a preliminary injunction to require the Company to continue supplying ASICs. Under the court's order, the case was directed to arbitration under the auspices of the American Arbitration Association, the litigation was stayed, and the Company was directed to continue supplying ASICs to the Member Companies as under the prior temporary restraining order.

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

     In March 1998, the Company, ITRI, the Member Companies and the trustee entered into a definitive Settlement Agreement that resolved all claims among such parties. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM)("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer Netxus, Inc.

     The Company believes that its claims against Acer Netxus, Inc. are meritorious and intends to pursue these claims vigorously. However, due to the nature of the claims, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations; however, the results of this proceeding, including any potential settlement, are uncertain and there can be no assurance to that effect.

  DSC

     On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. The Company's complaint responded to DSC's litigation threats and seeks a declaratory judgement that its hiring of the former DSC employee was lawful.

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

     On February 18, 1998, DSC filed a motion in the lawsuit filed by the Company in Sonoma County Superior Court in California to allow DSC to file a cross-complaint against the Company to allege the "inevitable" trade secret misappropriation and related claims, seeking unspecified damages, injunctions relating to the alleged misappropriation, attorneys' fees and other relief. This motion was granted on April 13, 1998.

     The Company believes that all of DSC's misappropriation and other claims related to the hiring of the former DSC employee are without merit, and the Company intends to defend the lawsuits vigorously. Based on the Company's preliminary review of the patent claim, the Company believes that the Company's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The

Company intends to vigorously defend the litigation against DSC and prosecute its declaratory judgement action. However, the Company cannot predict the ultimate outcome of these lawsuits. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of the Company's management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against the Company, this could have a material adverse effect on the Company's business, results of operations and financial condition.

  RELTEC Corporation

     On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained an order to show cause and RELTEC stipulated to most of the Company's requested injunctive relief in April and May 1998.

ITEM 2. CHANGES IN SECURITIES:

     ISSUANCE OF UNREGISTERED SECURITIES

     Between January 1, 1998 and March 31, 1998, the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): the Company issued and sold an aggregate of 587,657 shares of Common Stock upon the net exercise of warrants to one person for aggregate consideration of 431 shares of Common Stock.

     The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
     3.3.1    Fifth Amended and Restated Certificate of Incorporation of
              the Registrant.(4)
     3.5      Amended and Restated Bylaws of the Registrant.(3)
     4.1      Specimen Certificate of Common Stock.(1)
     4.2      Series E Preferred Stock Purchase Agreement, dated September
              29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.(1)
     4.3      Certificate of Incorporation of the Registrant (included in
              Exhibit 3.3.1).
    10.1      Form of Warrant Issued In Connection with the Sale of the
              Registrant's Series A Preferred Stock on January 6, 1993.(1)
    10.2      Form of Warrant Issued In Connection with the Sale of the
              Registrant's Series B Preferred Stock on October 5, 1993.(1)
    10.3      Form of Warrant Issued in Connection with the Sale of the
              Registrant's Series C Preferred Stock on March 16, 1994.(1)

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
    10.4      Form of Performance Warrant Issued in Connection with the
              Sale of the Registrant's Series C Preferred Stock on March
              16, 1994 and May 4, 1994.(1)
    10.4.1    Form of Amendment to Warrants and Performance Warrants.(1)
    10.5      Warrant Issued in Connection with the Sale of the
              Registrant's Series E Preferred Stock on September 29,
              1995.(1)
    10.6      Restricted Stock Issuance Agreement, dated May 19, 1995,
              between the Registrant, Donald Green and Maureen Green.(1)
    10.7      Compensation Agreement, dated May 19, 1995, between the
              Registrant and Donald Green.(1)
    10.8      Promissory Note Secured by Pledge Agreement, dated May 31,
              1995, by Donald Green in favor of the Registrant.(1)
    10.9      Stock Pledge Agreement, dated June 16, 1995, between the
              Registrant and Donald Green.(1)
    10.10     Promissory Note issued by Carl Grivner, dated October 5,
              1995, in favor of the Registrant.(1)
    10.11     Shareholder and Joint Venture Agreement, dated December 28,
              1995, between the Registrant and Harris Corporation, acting for the purposes of the agreement through its Digital
              Telephone Systems Division.(1)+
    10.13     License, Joint Development, Supply and Authorized
              Manufacturing Agreement, dated September 25, 1992, between the Registrant and Industrial Technology Research Institute
              of the Republic of China.(1)+
    10.14     Hangzhou Aftek Communication Registrant Ltd. Contract, dated
              June 18, 1994, between Advanced Fibre Technology
              Communication (Hong Kong) Limited and Hangzhou Communication
              Equipment Factory of the MPT., HuaTong Branch.(1)+
    10.15     1445 & 1455 McDowell Boulevard North Net Lease, dated
              February 1, 1993, between the Registrant and G & W/Redwood
              Associates Joint Venture, for the premises located at 1445
              McDowell Boulevard North.(1)
    10.16     Redwood Business Park Net Lease, dated July 9, 1995, between the Registrant and G & W/ Redwood Associates Joint Venture,
              for the premises located at 1455 McDowell Boulevard
              North.(1)
    10.17     Redwood Business Park Net Lease, dated July 10, 1995,
              between the Registrant and G & W/Redwood Associates Joint
              Venture, for the premises located at 1440 McDowell Boulevard
              North.(1)
    10.18     Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/Redwood Associates Joint Venture,
              for the premises located at Buildings 1 & 9 of Willow Brook
              Court.(1)
    10.19     Second Amended and Restated Loan and Security Agreement,
              dated December 7, 1995, between the Registrant and Bank of the West.(1)
    10.20     Form of Indemnification Agreement for Executive Officers and
              Directors of the Registrant.(1)
    10.21     The Registrant's 1993 Stock Option/Stock Issuance Plan, as
              amended (the "1993 Plan").(1)
    10.22     Form of Stock Option Agreement pertaining to the 1993
              Plan.(1)
    10.23     Form of Notice of Grant of Stock Option pertaining to the
              1993 Plan.(1)
    10.24     Form of Stock Purchase Agreement pertaining to the 1993
              Plan.(1)

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
    10.25     The Registrant's 1996 Stock Incentive Plan (the "1996
              Plan").(1)
    10.26     Form of Stock Option Agreement pertaining to the 1996
              Plan.(1)
    10.26.1   Form of Automatic Stock Option Agreement pertaining to the
              1996 Plan.(1)
    10.27     Form of Notice of Grant of Stock Option pertaining to the
              1996 Plan.(1)
    10.27.1   Form of Notice of Grant of Non-Employee Director Automatic
              Stock Option pertaining to the 1996 Plan.(1)
    10.28     Form of Stock Issuance Agreement pertaining to the 1996
              Plan.(1)
    10.29     The Registrant's Employee Stock Purchase Plan.(1)
    10.30     Termination Agreement of Joint Venture and Partnership
              Agreement, dated December 23, 1996, between the Registrant and Tellabs Operations, Inc.(2)
    10.31     License and Marketing Agreement, dated December 23, 1996,
              between the Registrant and Tellabs Operations, Inc.(2)
    10.32     OEM Agreement, dated December 23, 1996, between the
              Registrant and Tellabs Operations, Inc.(2)
    10.33     Stock Issuance Agreement, dated June 30, 1997, between the
              Registrant and Peter A. Darbee.(3)
    10.34     Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.(3)
    10.35     Stock Pledge Agreement, dated June 30, 1997, between the
              Registrant and Peter A. Darbee.(3)
    10.36     Consulting Agreement, dated May 19, 1997, between the
              Registrant and Peter A. Darbee.(3)
    10.37     Cypress Center Net Lease, dated October 9, 1997, between the
              Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(5)
    10.38     Termination Agreement and General Release, dated December
              22, 1997, between the Registrant and Dan E. Steimle.(5)
    10.39     Consulting Agreement, dated December 22, 1997, between the
              Registrant and Dan E. Steimle.(5)
    21.1      Subsidiaries of the Registrant.(1)
    27.1      Financial data schedule.
    27.397    Financial data schedule (restated) for the three month
              period ended March 31, 1997.

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

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

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

                                          ADVANCED FIBRE COMMUNICATIONS, INC.
                                          (Registrant)

Dated: May 8, 1998                        By:     /s/ PETER A. DARBEE
                                          --------------------------------------
                                          Name:  Peter A. Darbee
                                          Title:  Vice President, Chief
                                                  Financial Officer and
                                                  Secretary

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
27.1       Financial data schedule.
27.397     Financial data schedule (restated) for the three month
           period ending March 31, 1997.