Form 10-Q
period 1998-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1998-08-10
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarter ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ____ to____

                             Commission file number:
                                     0-28734
                                     -------

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

                              ---------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding as of
                 Class                                July 27, 1998
                 -----                                -------------
     Common Stock, $0.01 par value                     74,966,530

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997.........................     2
              Condensed Consolidated Statements of Operations
                  Three and six months ended June 30, 1998  and  1997.........     3
              Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 1998 and 1997.....................     4
              Notes to Condensed Consolidated Financial Statements............     5
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................    10





PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................    20
Item 2.  Changes in Securities and Use of Proceeds............................    22
Item 3.  Defaults Upon Senior Securities......................................    23
Item 4.  Submission of Matters to a Vote of Security Holders..................    23
Item 5.  Other Information....................................................    23
Item 6.  Exhibits and Reports on Form 8-K.....................................    23

                                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ADVANCED FIBRE COMMUNICATIONS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)
                                               (Unaudited)

                                                                                June 30,        December 31,
                                                                                  1998             1997
                                                                                ---------        ---------
ASSETS
      Current assets:
         Cash and cash equivalents                                              $  16,228        $   9,053
         Marketable securities                                                     88,630           96,143
         Accounts receivable, net                                                  87,654           79,098
         Inventories, net                                                          55,369           52,073
         Other current assets                                                       7,537            6,090
                                                                                ---------        ---------
            Total current assets                                                  255,418          242,457

      Property and equipment, net                                                  37,774           24,506
      Other assets                                                                 10,172            6,330
                                                                                ---------        ---------
            TOTAL ASSETS                                                        $ 303,364        $ 273,293
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                                       $  21,350        $  18,475
         Accrued liabilities                                                       25,427           30,342
                                                                                ---------        ---------
            Total current liabilities                                              46,777           48,817

      Long-term liabilities                                                         1,268              756

      Commitments and contingencies

      Stockholders' equity:
         Preferred stock, $0.01 par value; 5,000,000 shares authorized in
            1998 and 1997; no shares issued and outstanding                            --               --
         Common stock, $0.01 par value; 200,000,000 shares authorized in 1998 and 1997; 74,382,810 and 72,626,370 shares
            issued and outstanding in 1998 and 1997, respectively                     744              726
         Additional paid-in capital                                               205,622          193,183
         Notes receivable from stockholders                                          (786)            (835)
         Retained earnings                                                         49,739           30,646
                                                                                ---------        ---------
            Total stockholders' equity                                            255,319          223,720
                                                                                ---------        ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 303,364        $ 273,293
                                                                                =========        =========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------

Revenues                                            $ 85,345       $ 61,207       $171,089       $105,612
Cost of revenues                                      46,696         33,535         92,271         58,512
                                                    --------       --------       --------       --------
        Gross profit                                  38,649         27,672         78,818         47,100
                                                    --------       --------       --------       --------

Operating expenses:
     Research and development                         10,429          6,440         18,741         11,290
     Selling, general and administrative              18,068          9,830         32,829         17,628
                                                    --------       --------       --------       --------
        Total operating expenses                      28,497         16,270         51,570         28,918
                                                    --------       --------       --------       --------

        Operating income                              10,152         11,402         27,248         18,182

     Other income, net                                   980          1,385          2,125          2,381
                                                    --------       --------       --------       --------
        Income before income taxes                    11,132         12,787         29,373         20,563

Income taxes                                           3,896          4,731         10,280          7,608
                                                    --------       --------       --------       --------
        Net income                                  $  7,236       $  8,056       $ 19,093       $ 12,955
                                                    ========       ========       ========       ========


Basic net income per share                          $   0.10       $   0.12       $   0.26       $   0.19
                                                    ========       ========       ========       ========

Shares used in basic per share computations           74,298         69,932         74,225         68,138
                                                    ========       ========       ========       ========

Diluted net income per share                        $   0.09       $   0.10       $   0.24       $   0.17
                                                    ========       ========       ========       ========

Shares used in diluted per share computations         79,741         78,246         79,608         77,422
                                                    ========       ========       ========       ========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                   Six Months Ended June 30,
                                                                                   ------------------------
                                                                                     1998            1997
                                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $ 19,093        $ 12,955
     Adjustments to reconcile net income to net cash provided from operating activities:
        Tax benefit from option exercises                                             8,092           8,997
        Deferred incomes taxes                                                         (457)         (1,324)
        Depreciation and amortization                                                 2,744           1,112
        Changes in operating assets and liabilities:
           Accounts receivable                                                       (8,556)        (20,203)
           Inventories                                                               (3,296)        (10,505)
           Accounts payable                                                           2,875           8,454
           Other, including other current assets and accrued liabilities             (5,787)          3,938
           Other, including other long-term assets and liabilities                   (3,440)            319
                                                                                   --------        --------
                NET CASH PROVIDED FROM OPERATING ACTIVITIES                          11,268           3,743
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales (purchases) of marketable securities                                   7,513         (15,520)
     Purchase of property and equipment                                             (16,012)         (9,343)
                                                                                   --------        --------
                NET CASH USED IN INVESTING ACTIVITIES                                (8,499)        (24,863)
                                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and warrants                      4,406             824
     Proceeds from secondary offering of common stock                                    --           7,843
                                                                                   --------        --------
                NET CASH PROVIDED FROM FINANCING ACTIVITIES                           4,406           8,667
                                                                                   --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      7,175         (12,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        9,053          24,942
                                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 16,228        $ 12,489
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

The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, its fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2   INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                                      June 30,           December 31,
                                                        1998                 1997
                                                  ----------------     ----------------
                    Raw materials                   $      19,414        $      17,369
                    Work in progress                          674                  666
                    Finished goods                         35,281               34,038
                                                  ----------------     ----------------

                    Inventories, net                $      55,369        $      52,073
                                                  ================     ================


NOTE 3   BANK BORROWINGS

In July 1998, the Company entered into a $50.0 million unsecured bank line with two banks. The line replaces the previous $12.0 million secured bank line, and the new line has interest rates of prime, or LIBOR plus 0.75%. The line of credit expires in July 1999. Under the bank line, the banks may issue letters of credit up to $10.0 million and foreign exchange contracts up to $50.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants.

NOTE 4   COMMITMENTS AND CONTINGENCIES

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

Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs were placed in a trust account, with directions that the designs could be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint sought unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

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

On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. In July 1998, Acer Netxus, Inc. filed a counterclaim against the Company seeking unspecified damages and attorneys' fees for alleged breach of contract and unfair competition based on the Company's refusal to sell ASICs to Acer Netxus, Inc.

In March 1998, the Company, ITRI, the Member Companies and the trustee entered into a definitive Settlement Agreement that resolved all claims among such parties, except Acer Netxus, Inc. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer Netxus, Inc.

The Company believes that its claims and defenses against Acer Netxus, Inc. are meritorious and intends to pursue these claims and defenses vigorously. However, due to the nature of the claims, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the results of this proceeding, including any potential settlement, are uncertain and there can be no assurance to that effect.

DSC
On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. The Company's complaint responded to DSC's litigation threats and sought a declaratory judgement that its hiring of the former DSC employee was lawful.

On January 22, 1998, DSC filed a lawsuit against the Company and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that the Company's 3GDLC product infringes a DSC patent. DSC's complaint sought unspecified damages and injunctive relief relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted the Company's motion to dismiss all non-patent claims in this lawsuit.

In April, 1998, DSC filed a cross-complaint against the Company in the lawsuit filed by the Company in Sonoma County Superior Court in California that alleges "inevitable" trade secret misappropriation and related claims, and seeks unspecified damages, and injunctive relief relating to the alleged misappropriation, attorneys' fees and other relief. In May 1998, the Company filed a counterclaim against DSC in the Texas patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims.

The Company believes that all of DSC's misappropriation and other claims related to the hiring of the former DSC employee are without merit, and the Company intends to defend the lawsuits vigorously. Based on the Company's review of the patent claim, the Company believes that the Company's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC and prosecute its claims against DSC. However, the Company cannot predict the ultimate outcome of these lawsuits. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of the Company's management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against the Company, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RELTEC Corporation
On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained certain injunctive relief in April and May 1998 and discovery is ongoing.

Stockholder Litigation
The Company and various of its current and former officers and directors are parties to a number of related lawsuits which purport to be class actions filed on behalf of certain of the Company's stockholders (excluding the defendants and parties related to them). The lawsuits, which are substantially identical, allege that the defendants violated certain federal securities laws.

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

NOTE 5   NET INCOME PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share effective December 15, 1997. SFAS No. 128 requires the presentation of basic net income per share and, for companies with complex capital structures, diluted net income per share. Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock and common equivalent shares from options and warrants to purchase common stock using the treasury stock method, when dilutive. The following tables set forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the three and six months ended June 30, 1998, and 1997 (in thousands, except per share data):

                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------    -----------------------------------
                                                    1998               1997               1998                1997
                                               ---------------    ---------------    ---------------     ---------------
Basic net income per share:

Net income                                        $     7,236        $     8,056        $    19,093         $    12,955
                                               ===============    ===============    ===============     ===============

Actual weighted average common shares
   outstanding for the period                          74,298             69,932             74,225              68,138
                                               ===============    ===============    ===============     ===============

Basic net income per share                        $      0.10        $      0.12        $      0.26         $      0.19
                                               ===============    ===============    ===============     ===============



Diluted net income per share:

Net income                                        $     7,236        $     8,056        $    19,093         $    12,955
                                               ===============    ===============    ===============     ===============

Actual weighted average common shares
   outstanding for the period                          74,298             69,932             74,225              68,138
Weighted average number of shares upon
   exercise of dilutive options and warrants            5,443              8,314              5,383               9,284
                                               ---------------    ---------------    --------------      ---------------
Shares used in per share calculations                  79,741             78,246             79,608              77,422
                                               ===============    ===============    ===============     ===============

Diluted net income per share                      $      0.09        $      0.10        $      0.24         $      0.17
                                               ===============    ===============    ===============     ===============

NOTE 6   COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires classification of items of other comprehensive income by nature in a financial statement and a breakout of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reporting comprehensive income provides a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations because there are no material differences between net income and comprehensive income in the Company's financial statements.

NOTE 7   COMMON STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results" are: (i) potential fluctuations in future operating results and seasonality, (ii) risks associated with a concentrated product line, new products and rapid technological change, (iii) customer concentration, (iv) dependence on the telecommunications industry and small line size market, (v) risks associated with international markets, including currency and economic risks, (vi) risks associated with competition, (vii) dependence on sole source and other key suppliers, (viii) dependence on a limited number of third party manufacturers and support organizations, (ix) risks associated with pending litigation, (x) risk of failure to manage expanding operations, (xi) risks associated with limited protection of proprietary technology and risk of third party claims of infringement, (xii) dependence on key personnel, (xiii) impact of the year 2000 on operating systems, (xiv) compliance with regulations and industry standards, and (xv) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUES. For the three months ended June 30, 1998, revenues were $85.3 million compared with $61.2 million for the same period in 1997, an increase of $24.1 million, or 39%. International revenues increased to $26.5 million in the second quarter of 1998, compared with $14.6 million for the same period in 1997, and represented 31.1% and 23.8% of total revenues respectively.

For the six months ended June 30, 1998, revenues were $171.1 million compared with $105.6 million for the comparable period in 1997, an increase of $65.5 million, or 62%. International revenues increased to $56.8 million in the first six months of 1998, compared with $28.3 million for the same period in 1997, and represented 33.2% and 26.8% of total revenues respectively.

Revenues improved in the second quarter and the first half of 1998 primarily due to the increase in international and domestic revenues as a result of the continued market acceptance of the UMC 1000 Third Generation Digital Loop CarrierTM ("3GDLC") and other new features of the UMC system, and the expansion of the Company's customer base.

For the quarter ended June 30, 1998, Integrators of System Technology (Pty) Ltd. in South Africa accounted for 13.0% of total revenues. For the three months ended June 30, 1997, GTE Communication Systems Corporation ("GTE") and Sprint Corporation ("Sprint") accounted for 17.4% and 15.5% of total revenues, respectively. For the six months ended

June 30, 1998, Integrators of System Technology (Pty) Ltd. accounted for 13.1% of total revenues. For the first half of 1997, GTE and Sprint accounted for 15.5% and 11.3% of total revenues, respectively. No other customer accounted for 10% or more of total revenues in any such period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, sales to GTE in the three and six month periods ended June 30 of 1998 have declined significantly since the comparable periods in 1997, and the Company expects that sales to GTE will continue to decline in the future.

GROSS PROFIT. For the three months ended June 30, 1998, gross profit was $38.6 million, or 45.3% of total revenues, compared with $27.7 million or 45.2% of total revenues in the same period in 1997. For the six months ended June 30, 1998, gross profit increased to $78.8 million from $47.1 million for the comparable period of 1997, and represented 46.1% and 44.6% of total revenues, respectively.

The improvement in gross profit margins from 1997 to 1998 for the three months ended June 30 was due to higher royalty revenue, and lower product costs partially offset by higher manufacturing costs. The increase in gross profit margin for the six month period ended June 30 was due to increased royalty revenues, the customer mix, higher margin product mix and engineering design improvements resulting in lower costs. In the future, gross profits may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales; the customer mix; the product mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies; the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; unit volume; royalty revenue levels; manufacturing variances; and expanded warranty coverage.

RESEARCH AND DEVELOPMENT. For the three months ended June 30, 1998, research and development expenses were $10.4 million, an increase of $4.0 million, or 62% from $6.4 million for the same period in 1997. Research and development expenses were 12.2% and 10.5% of total revenues in the second quarters of 1998 and 1997, respectively.

For the six months ended June 30, 1998, research and development expenses were $18.7 million, an increase of $7.4 million, or 65% from $11.3 million for the same period in 1997. Research and development expenses were 10.9% and 10.7% of total revenues in the six months of 1998 and 1997, respectively.

The increase in research and development expenses from 1997 to 1998 for the three and six month periods was primarily due to the addition of personnel in engineering, the use of outside consultants and higher costs for material and test equipment used to develop and test new products and features. As of June 30, 1998, the number of employees in research and development was 248 compared with 148 as of June 30, 1997, an increase of 68%. The Company expects that research and development expenditures will generally continue to increase in absolute dollars to support the continued development of new products and features and the efforts to reduce product costs. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 1998, selling, general and administrative expenses were $18.0 million, an increase of $8.2 million, or 84%, from $9.8 million for the same period in 1997. Selling, general and administrative expenses were 21.2% and 16.1% of revenues in the second quarters of 1998 and 1997, respectively.

For the six months ended June 30, 1998, selling, general and administrative expenses were $32.8 million, an increase of $15.2 million, or 86%, from $17.6 million for the same period in 1997. Selling, general and administrative expenses were 19.2% and 16.7% of revenues in the second quarters of 1998 and 1997, respectively.

Additional employees and associated salaries, benefits, and recruiting costs, higher facilities costs, use of outside services and consultants, and litigation costs primarily accounted for the increase in general and administrative expenses for the three and six month periods from 1997 to 1998. The increase in sales and marketing expenses from 1997 to 1998 for the three and six month periods ended June 30 was attributable primarily to the impact of higher revenue levels on commissions earned by the Company's sales force and by international distributors, additional sales and marketing personnel, related hiring costs and increased spending on travel. Selling, general and administrative headcount increased 76% to 353 from 201 as of June 30, 1998 and 1997, respectively.

INCOME TAXES. For the three and six months ended June 30, 1998 and 1997, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 37% in the first half of 1997 to 35% in the comparable period of 1998, primarily due to utilization of research and development credits and benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's cash and marketable securities totaled $104.9 million compared with $105.2 million at December 31, 1997.

Net cash of $11.3 million was provided by operating activities in the first six months of 1998. This was primarily the result of net income and the tax benefit obtained from stock option exercises, partially offset by higher receivable and inventory levels. Net cash of $8.5 million was used in investing activities through purchasing property and equipment partially offset by sales of marketable securities. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

The Company obtained a $50.0 million unsecured bank line with two banks, commencing in July 1998. The line has interest rates of prime, or LIBOR plus 0.75%. The line of credit expires in July 1999. Under the bank line, the banks may issue letters of credit up to $10.0 million and foreign exchange contracts up to $50.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants.

The Company had a $12.0 million secured bank line which was replaced by the unsecured $50.0 million bank line in July, 1998. The former line had an interest rate of prime plus 0.5%, and the amount available for borrowing under the line was based upon the balance of eligible domestic accounts receivable at the time of borrowing. Under the former line, the bank was able to issue letters of credit up to $10.0 million and foreign exchange contracts up to $5.0 million on behalf of the Company. The bank line required the Company to comply with certain debt and financial covenants. As of June 30, 1998, $1,442,000 was reserved for letters of credit under the line, and $4,395,000 was reserved for foreign exchange contracts under the line.

The Company also has lease lines totaling $8.4 million that were used for equipment and furniture purchases.

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

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS AND SEASONALITY. Although the Company first achieved profitability in the second quarter of 1995, it recorded a net loss in the second quarter of 1996 due to charges associated with the settlement of litigation with DSC Communications Corporation. There can be no assurance that the Company will sustain or increase its profitability in the future. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include: the mix between domestic and international sales; the customer mix; the product mix; the timing and size of orders which are received and can be shipped in a quarter; the availability of adequate supplies of key components and assemblies; the adequacy of manufacturing capacity; the Company's ability to introduce new products and technologies on a timely basis; the timing of new product introductions or announcements by the Company or its competitors; price competition; unit volume; royalty revenue levels; manufacturing variances; and expanded warranty coverage.

The UMC system is sold primarily to telephone companies that install the UMC system as part of their access networks. Additions to those networks represent complex engineering projects which can require from three to twelve months from project conceptualization to completion. The UMC system typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. The Company's customers normally install a portion of the UMC system in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in the government's budget, political environment and delays in receiving government approval for deployment of the UMC system in the local loop.

The Company's expenditures for research and development, marketing and sales, and general and administrative functions are based in part on future revenue projections and in the near term are relatively fixed. The Company may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these revenue projections. Accordingly, any significant decline in demand for the UMC system relative to planned levels could have a material adverse effect on the Company's business, financial condition and results of operations in that quarter or subsequent quarters.

All of the above factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in the Company's operating results may cause volatility in the price of the Company's Common Stock. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and/or investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected. Recent periods of volatility in the market price of the Company's securities resulted in stockholder litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the operating results and financial condition of the Company. See "Part II, Item 1 - Legal Proceedings".

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

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance the UMC technology and to develop and introduce, on a timely basis, new products and feature enhancements that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. Additionally, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, from time to time, the Company may announce new products or enhancements, services or technologies that have the potential to replace or shorten the life cycle of the UMC system and that may cause customers to defer purchasing the UMC system. There can be no assurance that future technological advances in the telecommunications industry will not diminish market acceptance of the UMC system or render the UMC system obsolete and, thereby, materially adversely affect the Company's business, financial condition and results of operations.

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

CUSTOMER CONCENTRATION. For the six months ended June 30, 1998, approximately 13.1% of the Company's total revenues were derived from sales to Integrators of System Technology (Pty) Ltd. in South Africa. For the six months ended June 30, 1997, GTE and Sprint accounted for 15.5% and 11.3% of total revenues, respectively. No other single customer accounted for 10% or more of total revenues in any such period. For the six months ended June 30, 1998 and 1997, the Company's five largest customers accounted for approximately 45% and 44% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into agreements requiring them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. In addition, in the event that a significant existing customer of the Company is merged with another telecommunications company, there can be no assurance that such customer will continue to purchase the Company's products. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, sales to GTE in the three and six month periods ended June 30 of 1998 have declined significantly since the comparable periods in 1997, and the Company expects that sales to GTE will continue to decline in the future.

DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY AND SMALL LINE SIZE MARKET. The Company's customers are concentrated in the public carrier telecommunications industry and in the U.S. market include: the Regional Bell Operating Companies, Competitive Local Exchange Carriers, National Local Exchange Carriers, and Independent Local Exchange Carriers. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line size markets of the U.S. and developing countries. Historically, these markets have had little access to the advanced services that can be made available through the UMC system and, accordingly, there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. Furthermore, there can be no assurance that the UMC system will find widespread acceptance among the telephone companies and other potential customers in small line size markets or that such customers and potential customers will not adopt alternative architectures or technologies that are incompatible with the UMC technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that telephone companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC system. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 33.2% and 26.8% of the Company's total revenues for the six months ended June 30, 1998 and 1997, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company is expanding its existing international operations and is entering new international markets, which demand significant management attention and financial commitment. There can be no assurance that the Company will continue to successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

International telephone companies are in many cases owned or strictly regulated by local authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may have a material adverse effect on the Company's cash flows. In addition, customers in certain international markets require the Company to post bid and performance bonds and could cause the Company to incur contract penalties should it fail to meet production and delivery time schedules on large orders. The failure of the Company to meet these schedules could result in the loss of collateral posted for the bonds or financial penalties which could adversely affect the Company's business, financial condition and results of operations.

Currently, the Company's international sales are primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Failure to meet revenue projections in the international market could adversely affect the Company's business, financial condition and results of operations.

Operating in international markets subjects the Company to certain additional risks, including unexpected changes in regulatory requirements, political and economic conditions, tariffs or other barriers, difficulties in staffing and managing international operations, exchange rate fluctuations, potential exchange and repatriation controls on foreign earnings, potentially negative tax consequences, longer sales and payment cycles and difficulty in accounts receivable collection. For example, the Asia Pacific region's economy has deteriorated recently resulting in the devaluation of currencies in certain of the countries of this region. There can be no assurance that decreases in foreign countries' economic conditions or exchange rates won't have a material adverse effect on the Company's business, financial condition or results of operations. In addition, any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations. In order to compete in international markets, the Company will need to comply with various regulations and standards.

COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's principal competitors include: Alcatel Alsthom Compagnie Generale d'Electricite, DSC Communications Corporation, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Shenzhen Zhongxing Telecom Corporation, Ltd., Teledata Communications Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, pursuant to the Settlement Agreement recently entered into and related agreements with the Industrial Technology Research Institute ("ITRI"), certain of its member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of certain restrictions set forth in such agreements, in January 2005, such member companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. There is an ongoing dispute subject to litigation between the Company and Acer Netxus, Inc., as to, among other things, whether Acer Netxus, Inc. possesses a valid license to manufacture and sell the ETSI version of the UMC system as an ITRI member company. Depending on the outcome of this dispute, the Company may face competition from Acer Netxus, Inc., for the ETSI version of the UMC system. The Company believes rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Moreover, the Company believes that technological and regulatory change will continue to make the markets in which the Company competes, attractive to new entrants. There can be no assurance that the Company will be able to compete successfully in the future. See "Part II,
Item 1 - Legal Proceedings."

DEPENDENCE ON SOLE SOURCE AND OTHER KEY SUPPLIERS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. In particular, the Company relies on AMI American Microsystems, Inc. to manufacture ASICs. Some of the Company's sole source suppliers are companies which from time to time allocate parts to telephone equipment manufacturers due to market demand for telecommunications components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors to manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on: (i) Flextronics International Ltd. and Solectron Inc. to manufacture the Company's printed circuit board assemblies ("PCBAs"), (ii) Siemens Microelectronics, Inc. for PCBA components, (iii) Paragon, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies ("CBAs"), (iv) AMI American Microsystems, Inc. for ASICs, and (v) Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., and Inventronics Limited to manufacture the external housing cabinets. In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations would be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

The Company also relies on various third party support organizations to provide post sales support to the Company's domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by the Company's existing or potential customers. The Company has completed the process of bringing its 24 hour on line technical support services in house to improve quality and responsiveness of service, while the third party organizations continue to provide field support. There can be no assurance that this transition will not adversely affect current technical and post sales support functions.

RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings as described in "Part II, Item 1 - Legal Proceedings." The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. See "Part II, Item 1 - Legal Proceedings."

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. The Company has experienced a period of rapid growth, which has placed and could continue to place, a significant strain on the Company's management, operational, financial and other resources. The members of the Company's management team have limited experience in the management of rapidly growing companies. To effectively manage the recent growth as well as any future growth, the Company will need to recruit, train, assimilate, motivate and retain qualified managers and employees. Management of potential future growth required the Company to evaluate, purchase, and implement a new management and accounting system effective November 1997. Information systems expansion or replacement can be a complex, costly and time consuming process, and there can be no assurance that the Company's system transition and further implementation can be accomplished without disruption of the Company's business. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion.

In February 1998, the Company moved its domestic manufacturing and distribution operations into a new facility to double capacity and increase efficiency. Although the Company expanded its operational capacity, there can be no assurance that the transition and further utilization of the new facility will continue without interruption, or that any such interruption will not have a material adverse effect on the Company's business, manufacturing and distribution functions.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. The Company does not presently hold any patents for its existing products, but has two patent applications pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the U.S. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently involved in a dispute with RELTEC Corporation regarding, among other things, alleged trade secret misappropriation. See "Part II, Item 1 - Legal Proceedings."

The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In June 1996, the

Company settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. In January 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See "Part II, Item 1 - Legal Proceedings." In the future, the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

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

In June 1998, the Company's President, Chief Executive Officer, Carl Grivner, resigned and the Company's Chairman and founder, Don Green, assumed the role of President and Chief Executive Officer on an interim basis. The Company is currently engaged in a search for a new President and Chief Executive Officer. There can be no assurance that the Company will be successful in identifying and hiring a new President and Chief Executive Officer on a timely basis or as to the effect that this management transition will have on the Company's business, financial condition and results of operations.

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

Failure to maintain interoperability with other companies or adopt or maintain industry standards in the Company's product line could have a material adverse effect on the Company's ability to compete with other telecommunications equipment suppliers, and could materially adversely affect its business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITRI

In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000(TM) ("UMC system"). In 1995, a dispute arose among the Company, ITRI, and certain of ITRI's member companies (the "Member Companies") in which the Company claimed that ITRI and the Member Companies were, among other things, failing to pay royalties when due under the ITRI Agreements. In reliance upon certain provisions of the ITRI Agreements, in April 1996, the Company ceased delivering to the Member Companies certain proprietary application specific integrated circuits ("ASICs") used in manufacturing the UMC system.

Pursuant to agreements with ITRI reached in 1994, the design documentation for these ASICs were placed in a trust account, with directions that the designs could be made available to ITRI on the occurrence of specified conditions. On July 9, 1996, the trustee-custodian of the ASIC designs filed suit against the Company in the United States District Court, Eastern District of New York, alleging that the Company had not supplied all required documentation to the trustee, and wrongfully discontinued the sale of the ASICs to the Member Companies. Among other things, the complaint sought unspecified damages on behalf of the trustee, and a determination that the trustee can release the ASIC designs to ITRI. On July 31, 1996, the Company filed a counterclaim against the trustee claiming, among other things, that the trustee improperly disclosed the design documentation to third parties.

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

On or about April 8, 1997, ITRI and the Member Companies filed amended demands for arbitration with the American Arbitration Association. On April 28, 1997, the Company filed an answer and counterclaim in the arbitration proceeding against ITRI, the Member Companies, and Acer Netxus, Inc., to which ITRI purportedly assigned member company rights under the ITRI Agreements without the Company's consent. In July 1998, Acer Netxus, Inc. filed a counterclaim against the Company seeking unspecified damages and attorneys' fees for alleged breach of contract and unfair competition based on the Company's refusal to sell ASICs to Acer Netxus, Inc.

In March 1998, the Company, ITRI, the Member Companies and the trustee entered into a definitive Settlement Agreement that resolved all claims among such parties, except Acer Netxus, Inc. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer Netxus, Inc.

The Company believes that its claims and defenses against Acer Netxus, Inc. are meritorious and intends to pursue these claims and defenses vigorously. However, due to the nature of the claims, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial, arbitration or as a result of a negotiated settlement. Regardless of the ultimate outcome of the proceedings, it could result in significant diversion of time by the Company's management. After consideration of the nature of the claims and the facts relating to the proceedings, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the results of this proceeding, including any potential settlement, are uncertain and there can be no assurance to that effect.

DSC
On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. The Company's complaint responded to DSC's litigation threats and sought a declaratory judgement that its hiring of the former DSC employee was lawful.

On January 22, 1998, DSC filed a lawsuit against the Company and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that the Company's 3GDLC product infringes a DSC patent. DSC's complaint sought unspecified damages and injunctive relief relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted the Company's motion to dismiss all non-patent claims in this lawsuit.

In April, 1998, DSC filed a cross-complaint against the Company in the lawsuit filed by the Company in Sonoma County Superior Court in California that alleges "inevitable" trade secret misappropriation and related claims, and seeks unspecified damages, and injunctive relief relating to the alleged misappropriation, attorneys' fees and other relief. In May 1998, the Company filed a counterclaim against DSC in the Texas patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims.

The Company believes that all of DSC's misappropriation and other claims related to the hiring of the former DSC employee are without merit, and the Company intends to defend the lawsuits vigorously. Based on the Company's review of the patent claim, the Company believes that the Company's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC and prosecute its claims against DSC. However, the Company cannot predict the ultimate outcome of these lawsuits. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of the Company's management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against the Company, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RELTEC Corporation
On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained certain injunctive relief in April and May 1998 and discovery is ongoing.

Stockholder Litigation
The Company and various of its current and former officers and directors are parties to a number of related lawsuits which purport to be class actions filed on behalf of certain of the Company's stockholders (excluding the defendants and parties related to them). The lawsuits, which are substantially identical, allege that the defendants violated certain federal securities laws.

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

     (a) ISSUANCE OF UNREGISTERED SECURITIES

Between April 1, 1998 and June 30, 1998, the Company issued and sold the following securities which were not registered under the Securities Act of 1933 ("Securities Act"): the Company issued and sold an aggregate of 19,705 shares of Common Stock upon the net exercise of warrants to one person for aggregate consideration of 295 shares of Common Stock.

The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

     (b) USE OF PROCEEDS:

The Company completed its initial public offering in October 1996, in which it issued and sold 10,350,000 shares of Common Stock for aggregate proceeds to the Company of $120.3 million. Of the aggregate proceeds received in the offering, $2.2 million were used to defray costs and expenses related to the offering, resulting in net proceeds of approximately $118.1 million. Of the net proceeds, $14.8 million was used to reduce debt, the remainder is invested in cash equivalents and marketable securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None


ITEM 5.  OTHER INFORMATION:

Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders must be received by the Company no later than December 4, 1998 in order to be included in next year's proxy statement. The proposal must be mailed to the Company's principal offices, 1 Willow Brook Court, Petaluma, CA 94954. Such proposals only will be included in next year's proxy statement if they comply with certain other rules and regulations promulgated by the Securities and Exchange Commission. A stockholder proposal may also be considered at the 1999 Annual Meeting, even if not included in next year's proxy statement, if the proposal is delivered to or mailed and received at the Company's principal executive offices not less than 20 nor more than 60 days prior to the date of the 1999 Annual Meeting, subject to other terms and conditions set forth in the Company's Bylaws.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a). EXHIBITS:

EXHIBIT
NUMBER    DOCUMENT DESCRIPTION

3.3.1     Fifth Amended and Restated Certificate of Incorporation of the
          Registrant. (4)
3.3.2     Certificate of Designation of Series A Junior Participating Preferred
          Stock (6)
3.5       Amended and Restated Bylaws of the Registrant. (3)
4.1       Specimen Certificate of Common Stock. (1)
4.2 Series E Preferred Stock Purchase Agreement, dated September 29, 1995, between the Registrant and certain purchasers of the Registrant's
          Series E Preferred Stock. (1)
4.3       Certificate of Incorporation of the Registrant (included in Exhibit
          3.3.1).
4.4       Rights Agreement dated as of May 13, 1998, between the Registrant and
          BankBoston, N.A.(6)
10.3      Form of Warrant Issued in Connection with the Sale of the Registrant's
          Series C Preferred Stock on March 16, 1994. (1)
10.4      Form of Performance Warrant Issued in Connection with the Sale of the
          Registrant's Series C Preferred Stock on March 16, 1994 and May 4,
          1994. (1)
10.4.1    Form of Amendment to Warrants and Performance Warrants. (1)
10.5      Warrant Issued in Connection with the Sale of the Registrant's Series
          E Preferred Stock on September 29, 1995. (1)
10.6      Restricted Stock Issuance Agreement, dated May 19, 1995, between the
          Registrant, Donald Green and Maureen Green. (1)
10.7      Compensation Agreement, dated May 19, 1995, between the Registrant and
          Donald Green. (1)


10.8      Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by
          Donald Green in favor of the Registrant. (1)
10.9      Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald Green. (1)
10.10     Promissory Note issued by Carl Grivner, dated October 5, 1995, in favor of the Registrant. (1)
10.11     Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18,
          1994, between Advanced Fibre Technology Communication (Hong Kong)
          Limited and Hangzhou Communication Equipment Factory of the MPT.,
          HuaTong Branch. (1) +
10.12     1445 & 1455 McDowell Boulevard North Net Lease, dated February 1,
          1993, between the Registrant and G & W/ Redwood Associates Joint
          Venture, for the premises located at 1445 McDowell Boulevard North.
          (1)
10.13     Redwood Business Park Net Lease, dated July 9, 1995, between the
          Registrant and G & W/Redwood Associates Joint Venture, for the
          premises located at 1455 McDowell Boulevard North. (1)
10.14     Redwood Business Park Net Lease, dated July 10, 1995, between the
          Registrant and G & W/Redwood Associates Joint Venture, for the
          premises located at 1440 McDowell Boulevard North. (1)
10.15     Redwood Business Park Net Lease, dated June 3, 1996, between the
          Registrant and G & W/Redwood Associates Joint Venture, for the
          premises located at Buildings 1 & 9 of Willow Brook Court. (1)
10.16     Second Amended and Restated Loan and Security Agreement, dated
          December 7, 1995, between the Registrant and Bank of the West. (1)
10.17     Form of Indemnification Agreement for Executive Officers and Directors
          of the Registrant. (1)
10.18     The Registrant's 1993 Stock Option/Stock Issuance Plan, as amended
          (the "1993 Plan"). (1)
10.19     Form of Stock Option Agreement pertaining to the 1993 Plan. (1)
10.20     Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.
          (1)
10.21     Form of Stock Purchase Agreement pertaining to the 1993 Plan. (1)
10.22     The Registrant's 1996 Stock Incentive Plan (the "1996 Plan"). (1)
10.23     Form of Stock Option Agreement pertaining to the 1996 Plan. (1)
10.23.1   Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.
          (1)
10.24     Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.
          (1)
10.24.1   Form of Notice of Grant of Non-Employee Director Automatic Stock
          Option pertaining to the 1996 Plan. (1)
10.25     Form of Stock Issuance Agreement pertaining to the 1996 Plan. (1)
10.26     The Registrant's Employee Stock Purchase Plan. (1)
10.27     Stock Issuance Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee. (3)
10.28     Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter
          A. Darbee in favor of the Registrant. (3)
10.29     Stock Pledge Agreement, dated June 30, 1997, between the Registrant and Peter A. Darbee. (3)
10.30     Consulting Agreement, dated May 19, 1997, between the Registrant and
          Peter A. Darbee. (3)
10.31     Cypress Center Net Lease, dated October 9, 1997, between the
          Registrant and RNM Lakeville L.P., for the premises located at 2210
          South McDowell Boulevard. (5)
10.32     Termination Agreement and General Release, dated December 22, 1997, between the Registrant and Dan E. Steimle. (5)
10.33     Consulting Agreement, dated December 22, 1997, between the Registrant and Dan E. Steimle. (5)
10.34     Revolving Credit Agreement, dated July 30, 1998, between the
          Registrant and Banque Nationale De Paris and Bank of America National
          Trust and Savings Association.
21.1      Subsidiaries of the Registrant. (1)
27.1      Financial data schedule.
27.697    Financial data schedule (restated) for the six month period ended
          June 30, 1997.


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

(6)       Incorporated by reference from the Registrant's Current Report on Form
          8-K filed with the Securities and Exchange Commission on May 19, 1998.

+         Portions of this Exhibit have been granted Confidential Treatment.


     (b). REPORTS ON FORM 8-K:

The Company filed one report on Form 8-K during the second quarter ended June 30, 1998. The report was filed on May 19, 1998, reporting the adoption of the Company's Stockholders' Rights Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ADVANCED FIBRE COMMUNICATIONS, INC.
                                            (Registrant)



Dated:  August 7, 1998                      By: /s/ Peter A. Darbee
                                               ---------------------------------
                                            Name:   Peter A. Darbee
                                            Title:  Vice President, Chief
                                                    Financial Officer, Treasurer
                                                    and Secretary

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                                  EXHIBIT INDEX


Exhibit
Number    Document Description
------    --------------------
27.1      Financial data schedule.
27.697    Financial data schedule (restated) for the six month period ending
          June 30, 1997
10.34     Revolving Credit Agreement, dated July 30, 1998, between the
          Registrant and Banque Nationale De Paris and Bank of America National
          Trust and Savings Association