Form 10-Q/A
period 1998-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1998-08-28
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-Q/A

                               Amendment No. 1 to

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       For the quarter ended June 30, 1997
                                       or

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

                                                    Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding as of
              Class                                 July 25, 1997
    -----------------------------                   -------------
    Common Stock, $0.01 par value                    71,623,290

                                   Form 10-Q/A

                                 Amendment No. 1

The undersigned Registrant hereby amends the Financial Data Schedule for the six month period ended June 30, 1997 herewith.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ADVANCED FIBRE COMMUNICATIONS, INC.
                                            (Registrant)



Dated:  August 28, 1998                     By: /s/  Peter A. Darbee
                                               ---------------------------------
                                            Name:    Peter A. Darbee
                                            Title:   Vice President, Chief
                                                     Financial Officer,
                                                     Treasurer and Secretary
                                                     (Duly Authorized Signatory
                                                     and Principal Financial
                                                     Officer)

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                                  EXHIBIT INDEX


Exhibit
Number          Document Description
27.697          Financial data schedule (restated) for the six month period ending June 30, 1997