Form 10-Q
period 1998-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1998-11-06
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarter ended September 30, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____ to____

                             Commission file number:
                                     0-28734
                             -----------------------

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

                                                             Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding as of
          Class                                               October  26, 1998
-----------------------------                                 -----------------
Common Stock, $0.01 par value                                     75,658,018

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS




                                                                                           PAGE
                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997......................................2
           Condensed Consolidated Statements of Operations
               Three and nine months ended September 30, 1998 and 1997.......................3
           Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998 and 1997.................................4
           Notes to Condensed Consolidated Financial Statements..............................5
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations .......................................................................9





PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................20
Item 2. Changes in Securities and Use of Proceeds...........................................21
Item 3. Defaults Upon Senior Securities.....................................................22
Item 4. Submission of Matters to a Vote of Security Holders.................................22
Item 5. Other Information...................................................................22
Item 6. Exhibits and Reports on Form 8-K....................................................22

                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ADVANCED FIBRE COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)
                                      (Unaudited)

                                                                      September 30,     December 31,
                                                                           1998              1997
                                                                        ---------         ---------
ASSETS
     Current assets:
        Cash and cash equivalents                                       $  13,451         $   9,053
        Marketable securities                                              89,595            96,143
        Accounts receivable, net                                           78,988            79,098
        Inventories, net                                                   56,442            52,073
        Prepaid expenses                                                    7,707             6,090
                                                                        ---------         ---------
           Total current assets                                           246,183           242,457

     Property and equipment, net                                           44,644            24,506
     Other assets                                                          10,417             6,330
                                                                        ---------         ---------
           TOTAL ASSETS                                                 $ 301,244         $ 273,293
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                $  15,914         $  18,475
        Accrued liabilities                                                23,817            30,342
                                                                        ---------         ---------
           Total current liabilities                                       39,731            48,817

     Long-term liabilities                                                  1,581               756

     Commitments and contingencies

     Stockholders' equity:
        Preferred stock, $0.01 par value; 5,000,000 shares
           authorized in 1998 and 1997;
           no shares issued and outstanding                                    --                --
        Common stock, $0.01 par value; 200,000,000 shares
           authorized in 1998 and 1997; 75,564,114 and 72,626,370
           shares issued and outstanding in 1998 and 1997,
           respectively                                                       756               726
        Additional paid-in capital                                        208,149           193,183
        Notes receivable from stockholders                                   (861)             (835)
        Retained earnings                                                  51,888            30,646
                                                                        ---------         ---------
           Total stockholders' equity                                     259,932           223,720
                                                                        ---------         ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 301,244         $ 273,293
                                                                        =========         =========


      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                   ---------------------     ---------------------
                                     1998         1997         1998         1997
                                   --------     --------     --------     --------
Revenues                           $ 66,513     $ 76,790     $237,602     $182,402
Cost of revenues                     36,388       41,472      128,659       99,984
                                   --------     --------     --------     --------
      Gross profit                   30,125       35,318      108,943       82,418
                                   --------     --------     --------     --------

Operating expenses:
    Research and development         11,422        7,205       30,163       18,495
    Selling, general and
       administrative                16,297       12,297       49,126       29,925
                                   --------     --------     --------     --------
      Total operating                27,719       19,502       79,289       48,420
      expenses                     --------     --------     --------     --------


      Operating income                2,406       15,816       29,654       33,998

    Other income, net                   896        1,313        3,021        3,694
                                   --------     --------     --------     --------
      Income before income            3,302       17,129       32,675       37,692
      taxes

Income taxes                          1,153        6,338       11,433       13,946
                                   --------     --------     --------     --------

      Net income                   $  2,149     $ 10,791     $ 21,242     $ 23,746
                                   ========     ========     ========     ========



Basic net income per share         $   0.03     $   0.15     $   0.28     $   0.34
                                   ========     ========     ========     ========

Shares used in basic per share
computations                         75,322       71,951       74,756       69,365
                                   ========     ========     ========     ========


Diluted net income per share       $   0.03     $   0.14     $   0.27     $   0.31
                                   ========     ========     ========     ========

Shares used in diluted per
share computations                   78,719       79,112       79,472       77,437
                                   ========     ========     ========     ========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                      1998          1997
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $ 21,242      $ 23,746
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Tax benefit from option exercises                               8,956        13,898
       Deferred incomes taxes                                           (686)       (1,324)
       Depreciation and amortization                                   4,734         1,932
       Changes in operating assets and liabilities:
          Accounts receivable                                            110       (26,708)
          Inventories                                                 (4,369)      (24,878)
          Other current assets                                          (755)         (964)
          Other long-term assets                                      (3,618)           51
          Accounts payable                                            (2,561)       13,356
          Other accrued liabilities                                   (6,525)        9,073
          Other long-term liabilities                                    833           (10)
                                                                    --------      --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES              17,361         8,172
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net sales (purchases) of marketable securities                     6,548       (16,497)
    Purchase of property and equipment                               (24,872)      (14,956)
    Other long-term investments                                         (645)       (3,000)
                                                                    --------      --------
               NET CASH USED IN INVESTING ACTIVITIES                 (18,969)      (34,453)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options and warrants        6,006         2,270
    Proceeds from secondary offering of common stock                      --         7,843
                                                                    --------      --------
               NET CASH PROVIDED BY FINANCING ACTIVITIES               6,006        10,113
                                                                    --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,398       (16,168)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         9,053        24,942
                                                                    --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 13,451      $  8,774
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

The Company operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                         September 30,    December 31,
                                             1998             1997
                                         --------------   --------------
                 Raw materials           $      18,143    $      17,369
                 Work in progress                  576              666
                 Finished goods                 37,723           34,038
                                         --------------   --------------

                 Inventories, net        $      56,442    $      52,073
                                         ==============   ==============


NOTE 3  BANK BORROWINGS

The Company has a $50.0 million unsecured bank line through two banks with an interest rate of prime, or LIBOR plus 0.75%. The line of credit expires in July 1999. Under the bank line, the banks may issue letters of credit up to $10.0 million and foreign exchange contracts up to $50.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants. As of September 30, 1998, no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At September 30, 1998, no amounts were reserved for letters of credit under the line, and $4.9 million was reserved for foreign exchange contracts under the line.

NOTE 4  COMMITMENTS AND CONTINGENCIES

ITRI/Acer Netxus, Inc.
In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000(TM) ("UMC system"). In July 1996, the Company became involved in litigation and arbitration proceedings with ITRI, certain of ITRI's sub-licensee "Member Companies", and others, including Acer Netxus, Inc. ("Acer"). These legal proceedings involved claims for breach of the ITRI Agreements, trade secret misappropriation, unfair competition, and related claims.

In March 1998, the Company, ITRI, the Member Companies and other parties entered into a definitive Settlement Agreement that resolved all claims among such parties, except Acer. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer.

In September 1998, the Company favorably resolved its litigation with Acer. Pursuant to a settlement agreement dated September 18, 1998, and a Permanent Injunction And Final Judgment entered by the United States District Court, Northern District of California, on September 22, 1998, Acer is enjoined from selling any digital loop carrier system for at least one year, and from developing, manufacturing, or selling any device that uses or derives from UMC technology or that is otherwise not the product of strict clean room development or based on licensed third party technology. In addition, the injunction requires that Acer destroy all work product and inventory related to its two systems that competed with the UMC 1000, and subjects Acer to a $500,000 penalty for any and each violation of the injunction.

DSC
On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. Since that time, in September 1998, Alcatel Alsthom Compagnie completed its acquisition of DSC, and for purposes of this footnote, reference is made to DSC. The Company's complaint responded to DSC's litigation threats, and sought a declaratory judgment that its hiring of the former DSC employee was lawful. In April, 1998, DSC filed a cross-complaint against the Company in the lawsuit filed by the Company in Sonoma County Superior Court in California that alleges "inevitable" trade secret misappropriation and related claims, and seeks unspecified damages, and injunctive relief relating to the alleged misappropriation, attorneys' fees and other relief. During September 1998, DSC's efforts to obtain trade secret-related discovery was denied, and the Court struck all material misappropriation allegations from DSC's Cross-Complaint. DSC filed a First Amended Cross-Complaint on October 2, 1998, alleging "threatened" trade secret misappropriation and related claims. The Amended Cross-Complaint seeks the same relief sought by the original Cross-Complaint. There has been no discovery in the case, and no trial date is set.

On January 22, 1998, DSC filed a lawsuit against the Company and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that the Company's 3GDLC product infringes a DSC patent. DSC's complaint sought unspecified damages and injunctive relief relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted the Company's motion to dismiss all non-patent claims in this lawsuit. In May 1998, the Company filed a counterclaim against DSC in the Texas patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. Between April and August, 1998, certain discovery occurred, and the parties filed various motions, including cross-motions for summary judgment on the Company's defense that a prior Settlement Agreement between the Company and DSC barred DSC's patent claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in the Company's favor on the patent claim based on the Settlement Agreement. DSC filed an Objection to this ruling with the District Court on October 16, 1998, and the matter remains pending.

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

RELTEC Corporation
On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortuous interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained certain injunctive relief in April and May 1998. Discovery is ongoing, and trial is scheduled to start on April 12, 1999.

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

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

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

NOTE 6  NET INCOME PER SHARE

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

The following tables set forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 1998, and 1997 (in thousands, except per share data):

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                    --------------------      --------------------
                                      1998         1997         1998         1997
                                    -------      -------      -------      -------
BASIC NET INCOME PER SHARE:
Net income                          $ 2,149      $10,791      $21,242      $23,746
                                    =======      =======      =======      =======

Actual weighted average common
    shares outstanding for           75,322       71,951       74,756       69,365
    the period
                                    =======      =======      =======      =======

Basic net income per share          $  0.03      $  0.15      $  0.28      $  0.34
                                    =======      =======      =======      =======


DILUTED NET INCOME PER SHARE:
Net income                          $ 2,149      $10,791      $21,242      $23,746
                                    =======      =======      =======      =======

Actual weighted average common
    shares outstanding for
    the period                       75,322       71,951       74,756       69,365

Weighted average number of
    shares upon exercise of
    dilutive options and
    warrants                          3,397        7,161        4,716        8,072
                                    -------      -------      -------      -------
Shares used in per share
    calculations                     78,719       79,112       79,472       77,437
                                    =======      =======      =======      =======

Diluted net income per share        $  0.03      $  0.14      $  0.27      $  0.31
                                    =======      =======      =======      =======


NOTE 7  COMMON STOCK OPTIONS

In August 1998, the Compensation Committee of the Board of Directors authorized a program to offer to replace option grants made under the 1996 Stock Incentive Plan that were granted at exercise prices exceeding $12.50 per share. The offer was made to all employees, 99% of whom participated, involving options to purchase 4,190,105 shares of Common Stock and was effected on September 14, 1998. The exercise price of each re-priced option was $7.875, based on the closing market price of the stock on September 14, 1998. The re-pricing is subject to the condition that the options are not exercised, and employment is not terminated, prior to March 15, 1999, and September 15, 1999, for employees and officers, respectively. Vesting of the re-priced options was suspended at September 14, 1998, and will resume on March 15, 1999 for employees, and September 15, 1999 for officers. Any employee voluntarily leaving the Company during the suspended vesting period will lose the affected options, including previously vested portions of those options.

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

Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results" are:

o    Potential Fluctuations in Future Operating Results and Seasonality

o    Customer Concentration

o    Risks associated with International Markets

o    Concentrated Product Line, New Products and Rapid Technological Change

o    Dependence on Telecommunications Industry and Small Line Size Market

o    Competition

o    Dependence on Sole Source and Other Key Suppliers

o Dependence on a Limited Number of Third Party Manufacturers and Support Organizations

o    Risks Associated with Pending Litigation

o    Risk of Failure to Manage Expanding Operations

o Limited Protection of Proprietary Technology; Risk of Third Party Claims of Infringement

o    Dependence on Key Personnel

o    Year 2000

o    Compliance with Regulations and Industry Standards

o Other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, pages 2 through 8 of this Form 10-Q.

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

RESULTS OF OPERATIONS

REVENUES. For the three months ended September 30, 1998, revenues decreased $10.3 million, or 13.4%, to $66.5 million compared with $76.8 million for the same period of 1997. International revenues totaled $14.5 million in the third quarter of 1998, compared with $15.0 million for the comparable period in 1997, and represented 21.8% and 19.5% of total revenues, respectively.

For the nine months ended September 30, 1998, revenues increased $55.2 million, or 30.3%, to $237.6 million compared with $182.4 million for the same period of 1997. International revenues increased $28.0 million, or 64.7% to

$71.3 million in the nine months ending September 30, 1998, compared with $43.3 million for the comparable period in 1997, and represented 30.0% and 23.7% of total revenues, respectively.

The decrease in revenues in the third quarter of 1998 from the comparable period in 1997 was primarily the result of the loss of GTE Communications Systems ("GTE") as a major customer, and lower than expected growth in the international market due to a number of international economic factors. Revenues increased in the nine month period of 1998 due to the increase in domestic and international revenues resulting from wider market acceptance of the UMC 1000 Third Generation Digital Loop Carrier(TM) and other new features of the UMC system, increasing penetration into the Competitive Local Exchange Carrier market, and the expansion of the Company's customer base.

For the quarter ended September 30, 1998, Winstar Equipment Corporation accounted for 11.4% of total revenues. For the quarter ended September 30, 1997, GTE accounted for 27.4% of total revenues. For the nine months ended September 30, 1998, Integrators of System Technology (Pty) Ltd. of South Africa accounted for 11.6% of total revenues. For the comparable nine month period in 1997, GTE accounted for 20.5% of total revenues. No other customer accounted for 10% or more of total revenues in any such period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, sales to GTE in the three and nine month periods ended September 30, 1998 have declined significantly since the comparable periods in 1997.

GROSS PROFIT. For the three months ended September 30, 1998, gross profit decreased to $30.1 million from $35.3 million for the comparable period of 1997, and represented gross margins of 45.3% and 46.0%, respectively. For the nine months ended September 30, 1998, gross profit increased to $108.9 million from $82.4 million for the comparable period of 1997, and represented 45.9% and 45.2% of total revenues, respectively.

The decline in gross margins from 1997 to 1998 for the third quarters was due to higher overhead rates. The increase in gross margins for the nine month period ended September 30, 1998, was due to cost savings from engineering design changes and vendor discounts and higher royalty revenue levels. In the future, gross profits may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales, the customer mix, the product mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, the adequacy of manufacturing capacity, the Company's ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by the Company or its competitors, price competition, unit volume, royalty revenue levels, manufacturing variances, and expanded warranty coverage.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 1998, research and development expenses increased 58.3% to $11.4 million compared with $7.2 million for the same period in 1997. Research and development expenses represented 17.2% and 9.4% of total revenues in the third quarters of 1998 and 1997, respectively.

For the nine months ended September 30, 1998, research and development expenses increased 63.2% to $30.2 million compared with $18.5 million for the same period in 1997. As a percentage of revenues, research and development expenses were 12.7% and 10.1% for the first nine months of 1998 and 1997, respectively.

The increase in research and development expenses from 1997 to 1998 for the three and nine month periods was primarily due to increased salaries and benefits and facility costs related to the addition of personnel in engineering, and the use of outside consultants and services and costs associated with material and test equipment used to develop and test new products and features. As of September 30, 1998, the number of employees in research and development was 268 compared with 170 as of September 30, 1997, an increase of 57.6%. The Company expects that research and development expenditures will generally continue to increase in absolute dollars, but decrease over time as a percentage of revenues as the Company supports the continued development of new products and features and the efforts to reduce product costs. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1998, selling, general and administrative expenses increased 32.5% to $16.3 million compared with $12.3 million for the same period in 1997. Selling, general and administrative expenses represented 24.5% and 16.0% of revenues for the third quarter of 1998 and 1997, respectively.

For the nine months ended September 30, 1998, selling, general and administrative expenses increased 64.2% to $49.1 million compared with $29.9 million for the same period in 1997. As a percentage of revenues, selling, general and administrative expenses were 20.7% and 16.4% for the first nine months of 1998 and 1997, respectively.

Increases in costs for litigation, outside services and higher facilities and operating costs associated with business capacity growth were the predominant reasons general and administrative costs increased in the three month period ending 1998 compared with the same period in 1997. The increase in general and administrative expenses for the nine month period ending September 30, 1998 as compared with 1997, was primarily due to higher litigation, compensation, benefits, temporary help, outside services, and facility costs. The increases in sales and marketing expenses from 1997 to 1998 for the three and nine month periods ended September 30 were attributable primarily to additional sales and marketing personnel and associated salaries and benefits, related hiring costs, and increased spending on travel and outside services. Selling, general and administrative headcount increased 50.0% to 336 from 224 as of September 30, 1998 and 1997, respectively.

INCOME TAXES. For the three and nine months ended September 30, 1998 and 1997, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 37.0% in the first nine months of 1997 to 35.0% in the comparable period of 1998, primarily due to utilization of research and development credits and benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's cash and cash equivalents were $13.5 million, compared with $9.1 million as of December 31, 1997. Marketable securities totaled $89.6 million as of September 30, 1998, compared with $96.1 million as of December 31, 1997.

Net cash of $17.4 million was provided by operating activities in the first nine months of 1998. This was primarily the result of net income and a tax benefit obtained from stock option exercises partially offset by decreases in accrued liabilities and higher inventory levels. Net cash of $19.0 million was used in investing activities through increased capital expenditures partially offset by sales of marketable securities. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

The Company has a $50.0 million unsecured bank line through two banks with an interest rate of prime, or LIBOR plus 0.75%. The line of credit expires in July 1999. Under the bank line, the banks may issue letters of credit up to $10.0 million and foreign exchange contracts up to $50.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants. As of September 30, 1998, no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained in the agreement. At September 30, 1998, no amounts were reserved for letters of credit under the line, and $4.9 million was reserved for foreign exchange contracts under the line.

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

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS AND SEASONALITY. The Company's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of the Company's control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include:

o    The mix between domestic and international sales

o    The customer mix

o    The product mix

o Timing and size of orders which are received and can be shipped in a quarter

o    Availability of adequate supplies of key components and assemblies

o    Adequacy of manufacturing capacity

o The Company's ability to introduce new products and technologies on a timely basis

o Timing of new product introductions or announcements by the Company or its competitors

o    Price competition

o    Unit volume

o    Royalty revenue levels

o    Customers' ability to pay when due

o    Excess or obsolete inventory

o    Manufacturing variances

o    Expanded warranty coverage

The UMC system is sold primarily to telephone companies installing the UMC system as part of their access networks. Additions to those networks represent complex engineering projects which can require from three to twelve months from project conceptualization to completion. The UMC system typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. The Company's customers normally install a portion of the UMC system in outdoor locations. Shipments of the UMC system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Accordingly, the Company believes that over time this seasonality will cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December
31. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in governments' budgets, political environment and delays in receiving government approval for deployment of the UMC system in the local loop.

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

All of the above factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will sustain or increase its profitability in the future. Fluctuations in the Company's operating results may cause volatility in the price of the Company's Common Stock. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected. Recent periods of volatility in the market price of the Company's securities resulted in stockholder litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the operating results and financial condition of the Company. See "Part II, Item 1 - Legal Proceedings" as it pertains to this matter on page 21 of this Form 10-Q.

CUSTOMER CONCENTRATION. For the nine months ended September 30, 1998, approximately 11.6% of the Company's total revenues were derived from sales to Integrators of System Technology (Pty) Ltd. in South Africa. For the nine months ended September 30, 1997, GTE accounted for 20.5% of total revenues. No other single customer accounted for 10% or more of total revenues in either nine month period. For the nine months ended September 30, 1998 and 1997, the Company's five largest customers accounted for approximately 39.2% and 41.8% of revenues, respectively. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into agreements requiring them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. In addition, in the event that a significant existing customer of the Company is merged with another telecommunications company, there can be no assurance that such customer will continue to purchase the Company's products. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, sales to GTE in the three and nine month periods ended September 30, 1998 have declined significantly compared with the same periods in 1997.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. International sales constituted 30.0% and 23.7% of the Company's total revenues for the nine months ended September 30, 1998 and 1997, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third party distributors and agents to market and sell the UMC system outside of North America. There can be no assurance that such distributors or agents will provide the support and effort necessary to service international markets effectively. The Company is expanding its existing international operations and is entering new international markets, which demand significant management attention and financial commitment. There can be no assurance that the Company will continue to successfully expand its international operations. In addition, a successful expansion by the Company of its international operations and sales in certain markets may depend on the Company's ability to establish and maintain productive strategic relationships. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. Moreover, there can be no assurance that the Company will be able to increase international sales of the UMC system through strategic relationships or joint ventures. The failure to do so could significantly limit the Company's ability to expand its international operations and could adversely affect the Company's business, financial condition and results of operations.

International telephone companies are in many cases owned or strictly regulated by local authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may have a material adverse effect on the Company's cash flows. In addition, customers in certain international markets require the Company to post bid and performance bonds and could cause the Company to incur contract penalties should it fail to meet production and delivery time schedules on large orders. The failure of the Company to meet these schedules could result in the loss of collateral posted for the bonds or financial penalties, which could adversely affect the Company's business, financial condition and results of operations.

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

Operating in international markets subjects the Company to certain additional risks, including unexpected changes in regulatory requirements, political and economic conditions, tariffs or other barriers, difficulties in staffing and managing international operations, exchange rate fluctuations, potential exchange and repatriation controls on foreign earnings, potentially negative tax consequences, longer sales and payment cycles and difficulty in accounts receivable collection. For example, the Asia Pacific and South American regions' economies have deteriorated recently resulting in the devaluation of currencies in certain of the countries of these regions. There can be no assurance that decreases in foreign countries' economic conditions or exchange rates won't have a material adverse effect on the Company's business, financial condition or results of operations. In addition, any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations. In order to compete in international markets, the Company will need to comply with various regulations and standards.

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

The Company has experienced delays in completing development and introduction of new products, product variations and feature enhancements, and there can be no assurance that such delays won't continue or recur in the future. Furthermore, the UMC system contains a significant amount of complex hardware and software that may contain undetected or unresolved errors as products are introduced or as new versions are released. The Company has in the past discovered technical difficulties in certain UMC system installations. There can be no assurance that despite significant testing by the Company, hardware or software errors will not be found in the UMC system after commencement of shipments, resulting in delays in, or cancellation of, customer orders or in the loss of market acceptance, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY AND SMALL LINE SIZE MARKET. The Company's customers are concentrated in the public carrier telecommunications industry and, in the U.S. market, include: the Regional Bell Operating Companies, Competitive Local Exchange Carriers, National Local Exchange Carriers, and Independent Local Exchange Carriers. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC system. The target markets for the UMC system are the small line size markets of the U.S. and developing countries. Historically, these markets have had little access to the advanced services that can be made available through the UMC system and, accordingly, there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. Furthermore, there can be no assurance that the UMC system will find widespread acceptance among the telephone companies and other potential customers in small line size markets or that such customers and potential customers will not adopt alternative architectures or technologies that are incompatible with the UMC technology, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that telephone companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC system. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

COMPETITION. The market for equipment for local telecommunications networks is extremely competitive. The Company's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's principal competitors include: Alcatel Alsthom Compagnie, Generale d'Electricite, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Shenzhen Zhongxing Telecom Corporation, Ltd., Teledata Communications Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd. Many of these competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. In addition, pursuant to the Settlement Agreement and related agreements entered into with the Industrial Technology Research Institute ("ITRI"), certain of its member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC system outside of North America. Such entities currently compete with the Company in international markets, primarily in China. In addition, upon termination of certain restrictions set forth in such agreements, in January 2005, such member companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC technology and, consequently, such member companies will be able to compete with the Company worldwide at such time. The Company has successfully settled its litigation against Acer Netxus, Inc. Among other things, the Settlement Agreement and a related Federal Court judgment permanently enjoin Acer Netxus, Inc. from developing, manufacturing, or selling any product that uses or derives from the UMC 1000(TM) technology.

The Company believes rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Moreover, the Company believes that technological and regulatory change will continue to make the markets in which the Company competes, attractive to new entrants. There can be no assurance that the Company will be able to compete successfully in the future. See "Part II, Item 1 - Legal Proceedings" beginning on page 20 of this Form 10-Q.

DEPENDENCE ON SOLE SOURCE AND OTHER KEY SUPPLIERS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. In particular, the Company relies on AMI American Microsystems, Inc. to manufacture ASICs. Some of the Company's sole source suppliers are companies who, from time to time, allocate parts to telephone equipment manufacturers due to market demand for telecommunications components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in the Company having to pay a higher price for components. If the Company is unable to obtain sufficient quantities of these or any other components, delays or reductions in manufacturing or product shipments could occur which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. The Company relies on a limited number of independent contractors to manufacture the subassemblies to the Company's specifications for use in the Company's products. In particular, the Company relies on:

o Flextronics International Ltd. and Solectron Inc. to manufacture the Company's printed circuit board assemblies

o    Siemens Microelectronics, Inc. for PCBA components

o Paragon, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

o AMI American Microsystems, Inc. for application specific integrated circuits

o Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., and Inventronics Limited to manufacture the external housing cabinets

In the event that the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements, the Company's business, financial condition and results of operations could be adversely affected until the Company established sufficient manufacturing supply from alternative sources. There can be no assurance that the Company's current or alternative manufacturers will be able to meet the Company's future requirements or that such manufacturing services will continue to be available to the Company at favorable prices, or at all.

The Company also relies on various third party support organizations to provide post sales support to the Company's domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by the Company's existing or potential customers.

RISKS ASSOCIATED WITH PENDING LITIGATION. The Company is a party to certain legal proceedings as described in "Part II, Item 1 - Legal Proceedings". The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by the Company's management. See "Part II, Item 1 - Legal Proceedings" beginning on page 20 of this Form 10-Q.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. The Company does not presently hold any patents for its existing products, but has two patent applications pending. There can be no assurance that the Company's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the U.S. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently involved in a dispute with RELTEC Corporation regarding, among other things, alleged trade secret misappropriation. See "Part II, Item 1 - Legal Proceedings" as it pertains to this matter on page 21 of this Form 10-Q.

The increasing dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In June 1996, the Company settled litigation with DSC under which DSC had claimed proprietary rights to the UMC technology. In January 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See "Part II, Item 1 - Legal Proceedings" beginning on page 20 of this Form 10-Q. In the future, the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

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

In June 1998, the Company's President and Chief Executive Officer, Carl Grivner, resigned and the Company's Chairman and founder, Don Green, assumed the role of President and Chief Executive Officer on an interim basis. The Company is currently engaged in a search for a new President and Chief Executive Officer. There can be no assurance that the Company will be successful in identifying and hiring a new President and Chief Executive Officer on a timely basis. There can be no assurance as to the effect that this management transition may have on the Company's business, financial condition and results of operations.

YEAR 2000. The Company has formed a Year 2000 committee to understand and address the year 2000 issue as it affects the Company's infrastructure and operations, and it's product, the UMC system. The UMC system was originally designed and developed to be year 2000 compliant. The Company utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although the Company believes that its product and operating systems are year 2000 compliant, the Company's manufacturing suppliers may utilize equipment or software that is not compliant. The Company is currently in the process of surveying and assessing its vendors' compliance and developing contingency plans. The Company is also surveying its facilities and daily operational vendors to determine the status of embedded technology equipment that could affect the Company's operations. The Company plans to test and validate its internal operations, complete the vendor surveys, and finalize and implement any contingency plans necessary by mid-year 1999. The failure on the part of any vendor to adequately address its own year 2000 compliance issues could lead to delays on the part of the vendor in the delivery of subassemblies for use in the Company's products, or disruption of services provided by a vendor, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The year 2000 compliance activities are not expected to result in significant incremental operating expenses, although the Company cannot provide an estimate of the costs at this time.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC system is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by the specific international market into which the Company sells its products. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, Bell Communications Research ("Bellcore"), other independent third party testing organizations, and by independent telephone companies. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony and individual regional carriers' network operating system requirements and specifications. In addition, the Company's products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and the Company will be required to modify its products or develop and support new versions of its products to meet these standards. The failure of the Company's products to comply, or delays in meeting compliance, with the evolving standards both in its domestic and international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In October 1997, Underwriters Laboratories officially registered the Company as ISO 9001, ANSI/ASQC Q9001-compliant, which assures quality in design, development, production, installation and servicing. The ISO 9001 standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. There can be no assurance that the Company will maintain such certification. The failure to maintain such certification may preclude the Company from selling the UMC system in certain markets and could materially adversely affect the Company's ability to compete with other suppliers of telecommunications equipment.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITRI/Acer Netxus, Inc. In September 1992, the Company entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the Universal Modular Carrier 1000(TM) ("UMC system"). In July 1996, the Company became involved in litigation and arbitration proceedings with ITRI, certain of ITRI's sub-licensee "Member Companies", and others, including Acer Netxus, Inc. ("Acer"). These legal proceedings involved claims for breach of the ITRI Agreements, trade secret misappropriation, unfair competition, and related claims.

In March 1998, the Company, ITRI, the Member Companies and other parties entered into a definitive Settlement Agreement that resolved all claims among such parties, except Acer. Under the Settlement Agreement, all claims involved in the proceedings between such parties will be dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. In addition, the Settlement Agreement does not affect the Company's claims against Acer.

In September 1998, the Company favorably resolved its litigation with Acer. Pursuant to a settlement agreement dated September 18, 1998, and a Permanent Injunction And Final Judgment entered by the United States District Court, Northern District of California, on September 22, 1998, Acer is enjoined from selling any digital loop carrier system for at least one year, and from developing, manufacturing, or selling any device that uses or derives from UMC technology or that is otherwise not the product of strict clean room development or based on licensed third party technology. In addition, the injunction requires that Acer destroy all work product and inventory related to its two systems that competed with the UMC 1000, and subjects Acer to a $500,000 penalty for any and each violation of the injunction.

DSC
On December 22, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. Since that time, in September 1998, Alcatel Alsthom Compagnie completed its acquisition of DSC, and for purposes of this footnote, reference is made to DSC. The Company's complaint responded to DSC's litigation threats, and sought a declaratory judgment that its hiring of the former DSC employee was lawful. In April, 1998, DSC filed a cross-complaint against the Company in the lawsuit filed by the Company in Sonoma County Superior Court in California that alleges "inevitable" trade secret misappropriation and related claims, and seeks unspecified damages, and injunctive relief relating to the alleged misappropriation, attorneys' fees and other relief. During September 1998, DSC's efforts to obtain trade secret-related discovery was denied, and the Court struck all material misappropriation allegations from DSC's Cross-Complaint. DSC filed a First Amended Cross-Complaint on October 2, 1998, alleging "threatened" trade secret misappropriation and related claims. The Amended Cross-Complaint seeks the same relief sought by the original Cross-Complaint. There has been no discovery in the case, and no trial date is set.

On January 22, 1998, DSC filed a lawsuit against the Company and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that the Company's 3GDLC product infringes a DSC patent. DSC's complaint sought unspecified damages and injunctive relief relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted the Company's motion to dismiss all non-patent claims in this lawsuit. In May 1998, the Company filed a counterclaim against DSC in the Texas patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. Between April and August, 1998, certain discovery occurred, and the parties filed various motions, including cross-motions for summary judgment on the Company's defense that a prior Settlement Agreement between the Company and DSC barred DSC's patent claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in the Company's favor on the patent claim based on the Settlement Agreement. DSC filed an Objection to this ruling with the District Court on October 16, 1998, and the matter remains pending.

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

RELTEC Corporation
On November 26, 1997, the Company filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortuous interference with a contract, and related claims. The case involves RELTEC's acquisition of the Company's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. On January 21, 1998, the Company filed for and obtained certain injunctive relief in April and May 1998. Discovery is ongoing, and trial is scheduled to start on April 12, 1999.

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

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    (a). CHANGES IN SECURITIES: None

    (b). USE OF PROCEEDS:

The Company completed its initial public offering in October 1996, in which it issued and sold 20,700,000 (post-split) shares of Common Stock for aggregate proceeds to the Company of $120.3 million. Of the aggregate proceeds received in the offering, $2.2 million were used to defray costs and expenses related to the offering, resulting in net proceeds of approximately $118.1 million. Of the net proceeds, $14.8 million was used to reduce debt. The remainder is invested in cash equivalents and marketable securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company's 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 6, 1998. The following matters were voted on by the stockholders:

1. Election of two Class II Directors. Herbert M. Dwight and Ruann F. Ernst were elected to the Company's Board of Directors as Class II Directors to serve the terms extending until the Annual Meeting to be held in the year 2001 and until their successors have been duly elected and qualified, or until their resignation or removal. The result of the voting was as follows: 63,689,922 shares in favor of Herbert M. Dwight, with 272,957 shares withheld and 62,986,397 shares in favor of Ruann F. Ernst, with 976,482 shares withheld. The terms of office of the Company's other Directors, Donald Green and Dan Rasdal, continue until the 1999 Annual Meeting, and Clifford H. Higgerson and Alex Sozonoff continue until the 2000 Annual Meeting. -

2. Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1998. The result of the vote was 63,883,488 shares in favor, 46,256 shares against and 33,135 shares abstaining.


ITEM 5. OTHER INFORMATION: None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

    (a). EXHIBITS:

EXHIBIT
NUMBER   DOCUMENT DESCRIPTION
-------  --------------------
         3.3.1 Fifth Amended and Restated Certificate of Incorporation of the Registrant. (3)
         3.3.2 Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
           3.5 Amended and Restated Bylaws of the Registrant. (2)
           4.1 Specimen Certificate of Common Stock. (1)
           4.2 Series E Preferred Stock Purchase Agreement, dated September 29,
               1995, between the Registrant and certain purchasers of the
               Registrant's Series E Preferred Stock. (1)
           4.3 Certificate of Incorporation of the Registrant (included in Exhibit 3.3.1).
           4.4 Rights  Agreement  dated  as  of  May  13,  1998,  between  the  Registrant  and
               BankBoston, N.A.(5)
          10.3 Form of Warrant Issued in Connection with the Sale of the Registrant's  Series C
               Preferred Stock on March 16, 1994. (1)

          10.4 Form of Performance Warrant Issued in Connection with the Sale of the Registrant's Series C Preferred Stock on March 16, 1994 and
               May 4, 1994. (1)
        10.4.1 Form of Amendment to Warrants and Performance Warrants. (1)
          10.5 Warrant Issued in Connection with the Sale of the Registrant's Series E
               Preferred Stock on September 29, 1995.(1)
          10.6 Restricted Stock Issuance Agreement, dated May 19, 1995, between the
               Registrant, Donald Green and Maureen Green.(1)
          10.7 Compensation Agreement, dated May 19, 1995, between the Registrant and Donald
               Green.(1)
          10.8 Promissory Note Secured by Pledge Agreement, dated May 31, 1995, by Donald
               Green in favor of the Registrant. (1)
          10.9 Stock Pledge Agreement, dated June 16, 1995, between the Registrant and Donald
               Green.(1)
         10.11 Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994, between Advanced Fibre Technology Communication (Hong  Kong) Limited and
               Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch(1)+
         10.12 1445 & 1455 McDowell Boulevard North Net Lease, dated February 1,
               1993, between the Registrant and G & W/ Redwood Associates Joint
               Venture, for the premises located at 1445 McDowell Boulevard
               North. (1)
         10.13 Redwood Business Park Net Lease, dated July 9, 1995, between the
               Registrant and G & W/Redwood Associates Joint Venture, for the
               premises located at 1455 McDowell Boulevard North.(1)
         10.14 Redwood Business Park Net Lease, dated July 10, 1995, between the
               Registrant and G & W/Redwood Associates Joint Venture, for the
               premises located at 1440 McDowell Boulevard North.(1)
         10.15 Redwood Business Park Net Lease, dated June 3, 1996, between the
               Registrant and G & W/Redwood Associates Joint Venture, for the
               premises located at Buildings 1 & 9 of Willow Brook Court.(1)
         10.17 Form of  Indemnification  Agreement for Executive  Officers and Directors of the
               Registrant. (1)
         10.18 The Registrant's 1993 Stock Option/Stock Issuance Plan, as amended (the "1993
               Plan").(1)
         10.19 Form of Stock Option Agreement pertaining to the 1993 Plan.(1)
         10.20 Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.(1)
         10.21 Form of Stock Purchase Agreement pertaining to the 1993 Plan.(1)
         10.22 The Registrant's 1996 Stock Incentive Plan (the "1996 Plan").(1)
         10.23 Form of Stock Option Agreement pertaining to the 1996 Plan.(1)
       10.23.1 Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.(1)
         10.24 Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.(1)
       10.24.1 Form of Notice of Grant of Non-Employee Director Automatic Stock Option
               pertaining to the 1996 Plan.(1)
         10.25 Form of Stock Issuance Agreement pertaining to the 1996 Plan.(1)
         10.26 The Registrant's Employee Stock Purchase Plan.(1)
         10.27 Stock Issuance Agreement, dated June 30, 1997, between the Registrant and Peter
               A. Darbee.(2)
         10.28 Note secured by Stock Pledge Agreement, dated June 30, 1997, by
               Peter A. Darbee in favor of the Registrant.(2)
         10.29 Stock Pledge Agreement, dated June 30, 1997, between the Registrant and Peter
               A. Darbee.(2)
         10.30 Consulting Agreement, dated May 19, 1997, between the Registrant and Peter A.
               Darbee. (2)
         10.31 Cypress Center Net Lease, dated October 9, 1997, between the
               Registrant and RNM Lakeville L.P., for the premises located at
               2210 South McDowell Boulevard.(4)
         10.34 Revolving Credit Agreement, dated July 30, 1998, between the Registrant and
               Banque Nationale De Paris and Bank of America National Trust and Savings
               Association.(6)
          21.1 Subsidiaries of the Registrant.(1)
          27.1 Financial data schedule.
        27.997 Financial data schedule (restated) for the nine month period ended September 30, 1997.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 10, 1998.

+       Portions of this Exhibit have been granted Confidential Treatment.


        (b).   REPORTS ON FORM 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ADVANCED FIBRE COMMUNICATIONS, INC.
                                            (Registrant)



Dated:  November 6, 1998              By:  /s/ Peter A. Darbee
                                         --------------------------------
                                      Name:  Peter A. Darbee
                                      Title: Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Duly Authorized Signatory and
                                             Principal Financial Officer)

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                                  EXHIBIT INDEX


Exhibit
 Number      Document Description
-------      --------------------
27.1         Financial data schedule.
27.997       Financial data schedule (restated) for the nine month period ending September 30, 1997.