Form 10-K
period 1998-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1999-03-24
CIK 898805

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, 76,624,882 shares of Advanced Fibre Communications, Inc. Common Stock, $0.01 par value, were outstanding, and the aggregate market price of the shares held by non-affiliates was $577,597,854. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 and the Company's definitive Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders to be held on May 25, 1999, are incorporated by reference in Parts II and III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Consolidated Financial Data........................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   22

                                 PART III.
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   23
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26

                                    PART I.

     Except for the historical financial information contained herein, the following discussion may contain "forward-looking statements" that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those set forth beginning on page 8 in "Certain Factors That Might Affect Future Operating Results," as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     Advanced Fibre Communications, Inc. ("the Company" or "AFC") designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) ("UMC 1000"), a cost-effective, multi-service digital loop carrier system developed to serve small to mid line size markets. The UMC 1000 is designed to enable telecommunications companies and other service providers to connect subscribers to the central office switch for voice and data communications. The UMC 1000 meets the service needs of domestic and international subscribers, including analog services such as plain old telephone service ("POTS"), high speed digital data service, and Integrated Services Digital Network compatibility.

     The UMC 1000 can provide narrowband and broadband services in a single platform, from POTS to all types of digital subscriber lines ("xDSL") over copper wire, fiber optic cable or wireless transport media. The 6.2 Gbps backplane architecture allows the UMC 1000 to transition between time division multiplexing ("TDM"), Frame Relay, and Asynchronous Transfer Mode ("ATM") networks. Designed with distributed common control, the system is economically scalable from two to 2,000 lines, and can transition from a narrowband to broadband access system. The UMC 1000 can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. Thus, the UMC 1000 offers a cost-effective solution to the small to mid line size market with a wide variety of features and advanced services.

     There are more than 12,000 UMC 1000 systems installed in 23 countries serving approximately 2.5 million access lines. In the U.S., Sprint, WinStar, and Pac Bell, among others, deploy the UMC 1000 system. The UMC 1000 system has been deployed in South Africa, France, Canada, Mexico, Puerto Rico, Venezuela, Brazil, Panama, China, Hong Kong, Japan, and the Philippines, among others. The UMC 1000 is distributed and serviced worldwide through a direct sales force in the United States and through direct sales, distributors and sales representatives in international markets.

     AFC was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. The Company completed an initial public offering on October 4, 1996 and a secondary offering on February 12, 1997. Principal executive offices are located at One Willow Brook Court, Petaluma, California 94954, and the telephone number at that address is (707) 794-7700.

     AFC operates on a 13-week fiscal quarter, comprised of four, four and five week months ending on the last Saturday of the last week of the five-week month. For presentation purposes only, the first three fiscal quarters are shown as ending on March 31, June 30, and September 30, and the fourth fiscal quarter and fiscal year are shown as ending on December 31. As used in this report, 1998, 1997, and 1996 refer to the fiscal years ending December 31, 1998, 1997 and 1996, respectively, unless the context otherwise indicates.

INDUSTRY BACKGROUND

     Over the past twenty years, the telecommunications industry has experienced significant advances technologically and architecturally. These changes have been prompted by the demand for new and expanded services, increased competition among telecom providers, and the need to leverage existing networks and reduce operating costs.

     The Telecommunications Act of 1996 opened up the telecom markets to new entrants and created an environment in which telecom providers began offering expanded crossover services. Growth in the Internet, electronic commerce, and telecommuting increased pressure on telecom providers to supply a broader range of voice and data services over faster networks. Today, over 7,500 registered Internet Service Providers in the U.S. have helped drive the demand for faster transmission and higher broadband capacity. Subscriber demand has created a need by telecom providers for flexible, cost efficient local loop system upgrades from current voice-optimized networks to networks optimized for packet data, or statistical multiplexing. Packet data provides a more efficient method of sending data and is rapidly replacing traditional TDM. However, in general, the broadband capacity of the access network has not kept pace with these developments, particularly in the local loop portion between the central office and the subscriber. For the most part, standard analog modems have reached the data-carrying capacity of the existing local loop network and telecom providers have sought solutions to ease the congestion in this portion of the network.

BRIDGING THE VOICE AND DATA EVOLUTION

     The UMC 1000 provides cost-effective, multi-service local loop systems for the small to mid line size market, incorporating a modular architecture supporting copper, fiber, and wireless and the evolution from one transmission media to another. The system was developed to expand local loop capacity by using more of the available frequency spectrum of copper lines to provide symmetric or asymmetric data service. AFC delivers a platform that supports narrowband and wideband services. The addition of high speed SONET/SDH capabilities, and ATM, the leading protocol capable of managing a wide diversity of services in the access network are in development. The UMC 1000 is easily scalable from two to 2,000 lines through the addition of modular components and plug-in cards.

     Utilizing a single platform and a variety of line cards supporting specific services, the UMC 1000 system is capable of providing a range of voice and data services. The system's ability to provide xDSL technology from any slot in any shelf, without the loss of POTS density, allows telecom providers to deploy high speed data services more quickly and cost effectively.

     The UMC 1000 was designed to require a minimum number of common control units to support transmission over a variety of media and the delivery of more advanced services and features by telecom providers. In addition, the system can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. With the UMC 1000, the Company is a leading provider of cost effective and flexible solutions for the local access market.

RECENT DEVELOPMENTS

     In 1998, AFC released a new 24 lowline size product, Element Management System, and the V6.1 software and hardware package for the UMC 1000 adding Asymmetric Digital Subscriber Line ("ADSL") capabilities, 24 line fiber to the curb, and expanding the system to serve up to 2,000 lines. In early 1999, the Company released an ADSL card that fully integrates ADSL and POTS on a single card, making high speed Internet access available to subscribers served over digital loop carriers.

     AFC has introduced the UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC"). This enhanced version of the UMC 1000 is designed to accommodate the bandwidth and connectivity requirements of current and future local loop applications. The 3GDLC has the capability to connect simultaneously to TDM, cell (ATM and Frame Relay), and high speed SONET/SDH network architectures. It delivers voice or data access from 64 Kbps to 155 Mbps to any subscriber from a single channel bank assembly. The 3GDLC was designed to support 6.2 Gbps bandwidth, making it capable of delivering broadband and narrowband technology and services anywhere in the local loop from a single platform. The GR-303 interface capability has been added to the 3GDLC and allows a remote DLC terminal to connect directly to a telecommunications company switch.

     The Company seeks to enhance its products and technology by forming strategic alliances with other technology leaders whose products leverage and integrate with the UMC 1000 system. AFC has product and technology alliances with ADTRAN, Inc. and Pairgain Technologies, Inc. to collaborate on high speed digital subscriber line solutions. A joint marketing agreement with VINA Technologies combines VINA's Multiservice T1 Integrator(R) and the UMC 1000 with a GR-303 interface, integrating voice and data traffic into a single T1 line. The Company has entered into alliances with 3Com Corporation, Aware, Inc., Cayman Systems, Centillium Technology Corporation, Efficient Networks, Inc., and Redback Networks, Inc. concentrating on ADSL technology.

     In the latter portion of 1998, AFC joined a strategic alliance with Sourcenet Corporation, Efficient Networks, Inc., Minerva Systems, Newbridge Networks, nCUBE, and Stellar One Corporation to develop and produce a complete end to end advanced telecommunications services solution called On Demand Network(TM) ("ODN"). ODN uses ATM packet switching over DSL to provide high speed "always on" Internet access, data transport, true video on demand, multichannel broadcast video, pay per view, and voice service over a single copper pair connection to the home. ODN is compatible with existing telephones, televisions and personal computers, and the service is affordable from a total cost of ownership perspective.

     AFC is a member of the Universal ADSL Work Group ("UAWG"), a group of leading telecommunications, networking industry, and personal computer companies working to create a universal ADSL standard and facilitate interoperability of devices. The stated goal of UAWG is to propose an open, interoperable International Telecommunications Union Standard of ADSL which will deliver high speed communications up to 25 times the speed of current high speed analog modem technology.

MARKETS AND CUSTOMERS

     The largest portion of the Company's customer base consists of the independent telecommunications companies serving the U.S. rural and suburban markets. The UMC 1000 system is deployed by National Local Exchange Carriers ("NLECs"), Competitive Local Exchange Carriers ("CLECs"), Independent Local Exchange Carriers ("ILECs"), Regional Bell Operating Companies ("RBOCs") and international telecommunications service providers.

     Domestic Small to Mid Line Size Markets. The domestic small to mid line size markets for telecommunications services are generally located in rural and suburban areas and are served by approximately 1,200 independent telecommunications companies and the five RBOCs. The independent telecommunications companies range from rural companies with as few as 125 subscribers to NLECs such as Sprint with approximately 7.7 million subscribers. The Company has divided the domestic telecommunications company market into the following markets:

     - small independents using consultant/engineering firms to provide network design for service expansion and modernization

     -  medium size independents performing network design internally

     - CLECs requiring cost-effective platforms with a wide range of copper-based services

     - NLECs whose requirements include testing and equipment modifications to meet specific network requirements

     - RBOCs requiring cost-effective solutions to their small to mid line size requirements.

     During 1998, AFC extended supply contracts with among others, TDS Telecom, and distribution agreements with Sprint North Supply, and ALLTEL Supply, among others. The Company also entered into a five year contract with the U.S. Government's General Services Administration. Under the terms of this contract, the UMC 1000 was added to the government's supply catalog, providing a designated purchasing path for government agencies, contractors and other authorized organizations to purchase the system.

     In 1998, AFC expanded its sales force to specifically pursue orders from CLECs, focusing on approximately 130 potential customers in 1999. During the third and fourth quarters of 1998, AFC shipped the largest single purchase order in the Company's history to a leading CLEC.

     International Markets. The international telecommunications market can be divided into two general categories of service need requirements. Basic services, such as POTS, fulfill the immediate service needs of developing countries with little or no telecommunications infrastructure. Developed countries generally require more advanced telecommunication services, often coupled with unique standards or network specifications. In many of these international markets, deregulation and privatization of the incumbent telecommunications companies are prompting service providers to optimize existing facilities, typically consisting of copper, for a growing subscriber base. Simultaneously, these companies are installing technology offering the opportunity in the future for advanced services. The UMC 1000 can be used to cost-effectively deliver basic service over existing copper or to develop a fiber or wireless network where no facilities exist. As service demand grows, the telecommunications companies can incrementally add more sophisticated high bandwidth services within the UMC 1000 configuration. The Company is pursuing selected opportunities to develop these international markets primarily through its direct sales force, local distributors and strategic relationships.

     In 1998, AFC's international revenues grew 15.7%. During the year, the Company extended existing contracts with Integrators of System Technology (Pty) to sell to South Africa's main telephony provider (Telkom South Africa), France Telecom, and Hongkong Telecommunications. The Company continued to supply product under contracts to customers in Canada, Venezuela, Brazil, and Panama.

SALES, MARKETING AND CUSTOMER SUPPORT

     The UMC 1000 is marketed worldwide directly to telecommunications companies and indirectly through original equipment manufacturers, distributors, and sales representatives. AFC's sales force consists of two groups, one of which focuses on U.S. and Canadian telecommunications companies, and the second focusing on international markets.

     The North American sales force focuses on developing relationships, understanding network deployment strategies, and cost requirements of ILECs, NLECs, CLECs, and RBOCs in the U.S. and telecommunications companies in Canada. As of December 31, 1998, the North American sales organization consisted of 33 direct salespeople and one domestic sales vice president.

     AFC's sales personnel are dedicated to specific customer accounts. In addition to direct calls on telecommunications companies, sales to customers often involve marketing through consulting engineers who are retained by small independent telecommunications companies for engineering, specifications and installation services.

     In international markets, a direct sales force is employed consisting of thirteen salespersons and one vice president. The primary tasks of the International sales force include marketing the UMC 1000 directly to international telecommunications companies and selecting, training and managing local distributors. Sales to international customers are primarily fulfilled through the Company's distributors and sales representatives. AFC has international sales or representative offices in Hong Kong, Shanghai, Singapore, New Delhi, London, Warsaw, and Coral Gables, Florida. The organizational infrastructure has dedicated international business development, product management, customer support personnel, and distribution channel management in all major international regions.

     The North American and International sales organizations receive support from AFC's marketing department for, among other things, product marketing, advertising and marketing communications. The marketing department works closely with telecommunications companies' planning and engineering departments on specific network configurations in order to provide product proposals that are optimal in terms of both performance and cost.

     AFC's customer support organization is responsible for servicing products and assisting sales personnel. In addition to its own field technical service engineers, AFC also relies on various third party support organizations to provide post sales support to domestic customers. International customer support is provided directly or through authorized distributors. Training curriculums and materials are made available to customers either through student training or train-the-trainer programs. The UMC 1000 generally has a 24-month warranty period.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been focused on developing local loop products with advanced features for small line size and mid line size markets. The UMC 1000 was designed with a modular software and hardware platform that can be configured and adapted to particular customer requirements. Development efforts include extensive attention to ease of installation and use by the customer as evidenced in the menu driven software approach as well as the compact and efficient hardware design demonstrated in its printed circuit board assemblies. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on developing enhancements to the UMC 1000 system, such as a new fiber to the curb capability, single-pair digital subscriber line service, the first production version of an ADSL card, wireless local loop, video/PSTN connections, survivable span, ATM broadband capabilities, a 24 line cabinet, and larger line size products. In international markets, efforts have been focused on the V5.2 switch interface, element management system, and numerous country-specific customizations.

     The industry in which the Company operates is characterized by rapidly changing technological and market conditions which may shorten product life cycles. AFC's future competitive position will depend not only upon successful production and sales of the UMC 1000, but also upon its ability to develop and produce, on a timely basis, new features and services to meet existing and anticipated industry demands. The Company is currently engaged in the development of several new features for the UMC 1000. During the product development process, a substantial amount of resources is invested in products that often require extensive field testing and evaluation prior to introduction to the market.

     Research and development costs charged to expense were $41.0 million in 1998, $25.7 million in 1997, and $14.4 million in 1996. As a percentage of total revenues, research and development costs represented 13.1% in 1998, 9.6% in 1997, and 11.1% in 1996. AFC considers its research and development efforts vital to its future success and plans to continue to support the development of new products, features and product cost reductions. As of December 31, 1998, the research and development staff had grown to 288 employees from 176 employees at the end of 1997.

MANUFACTURING

     Manufacturing, system integration and certain testing operations are performed at AFC's headquarters in Petaluma, California. The Company's manufacturing operations consist primarily of the final assembly and testing of product, primarily printed circuit boards purchased from third parties, and cabinet assembly. Quality is monitored at each stage of the production and supply process, including the selection of component suppliers, warehouse procedures, the assembly of finished goods and final testing, packaging and shipping. Functional, environmental and systems testing and other quality assurance related activities are performed on the subassemblies incorporated into the UMC 1000. In February 1998, the domestic manufacturing and distribution operations were moved into a new facility, doubling capacity. See Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to these matters on pages 12 and 13 of this Annual Report on Form 10-K.

     AFC relies on a limited number of independent contractors to manufacture the subassemblies to strict specifications for use in the Company's products. In particular, AFC relies on:

     - Flextronics International Ltd. and Solectron International USA, Inc. to manufacture printed circuit board assemblies ("PCBA")

     -  Siemens Microelectronics, Inc. for PCBA components

     - Paragon Electronic Systems, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

     - Celestica, Inc. for channel bank assemblies and protector panel subassemblies

     -  General Cable Corporation for protector panel subassemblies

     - CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

     -  American Microsystems, Inc. for application specific integrated circuits

     -  Hendry Telephone Products for fuse panels and racks

     -  Powersafe Standby Batteries Inc. for battery systems

     -  LeeMah Electronics Inc. for fully integrated cabinets

     -  Pairgain Technologies Inc. for custom enclosures and boards

     - Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR Inc. to manufacture the external housing cabinets

     -  Advanced Digital Graphics, Inc. for system documentation

     Certain components used in the UMC 1000 are only available from a single source or limited number of suppliers. Some of AFC's sole source suppliers are companies which from time to time allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of AFC's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, resulting in limited or unreliable sources of supply for these components. See Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to these matters on page 13 of this Annual Report on Form 10-K.

COMPETITION

     AFC's competitors range from small companies, both domestic and international, to large multinational corporations. The Company's principal competitors include: ADC Telecommunications, Inc., Alcatel
Alsthom Compagnie, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Shenzhen Zhongxing Telecom Corporation, Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd.

     Many of these competitors have more extensive financial, marketing and technical resources than AFC and enjoy superior name recognition in the market. In addition, pursuant to the Settlement Agreement and related agreements entered into with the Industrial Technology Research Institute ("ITRI"), certain of its member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute ("ETSI") version of the UMC 1000 outside of North America. These companies currently compete with AFC in international markets, primarily in China. Upon termination of certain restrictions set forth in such agreements, in January 2005, such companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC 1000 technology and will be able to compete with the Company worldwide at such time. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 17 of this Annual Report on Form 10-K.

     The Company believes rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Moreover, AFC believes that technological and regulatory change will continue to attract new entrants to the market in which the Company competes.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     The UMC 1000 is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary by specific international markets. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission ("FCC"), Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc. ("Telcordia") formerly known as "Bellcore", other independent third party testing organizations, and by independent telecommunications companies. In international markets, the Company's products must comply with recommendations issued by Industry Canada, the Consultative Committee on International Telegraph and Telephony, and individual regional carriers' network operating system requirements and specifications. In addition, the Company's products must comply with standards issued by ETSI and implemented and enforced by the Telecommunications Regulatory Authority of each European nation. Standards for new services continue to evolve, and AFC will be required to modify the UMC 1000 or develop and support new versions to meet these standards.

     Telcordia testing on the UMC 1000 is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some UMC 1000 features must pass Telcordia testing prior to field release. See Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to these matters beginning on page 16 of this Annual Report on Form 10-K.

     AFC has successfully completed the Telcordia Operations Systems Modifications for the Integration of Network Elements process on LFACS, TIRKS, SWITCH, and NMA interoperability. LFACS and TIRKS are operational support systems ("OSS") which allow RBOCs' operations systems to identify the UMC 1000's bandwidth and equipment type and capabilities. SWITCH is an OSS designed to inventory and assign telecommunications equipment. NMA adds the ability to retrieve UMC 1000 alarms through the RBOCs' operating systems and generate trouble tickets online. Switch compliance testing has been completed on GR-303 with Lucent Technologies on the Lucent 5ESS switch, and with Northern Telecom on the DMS-100 switch. GR-303 compliance testing with Telcordia is currently in process. The UMC 1000 is currently undergoing testing with Telcordia for integration with OPS/INE allowing provisioning through Telcordia operating systems.

     In 1998, both the FCC and Industry Canada approved the use, deployment, and commercial sale of the UMC 1000 Spread Spectrum Radio System ("SSR") in the U.S. and Canada. SSR is a point to point digital microwave radio transport using spread spectrum technology for license-free digital communication links and offers up to 30 DSO channels per dish over 2.4 Gigahertz and up to 60 DSO over
5.7 Gigahertz transport frequencies with full voice and data capacity.

     In October 1997, Underwriters Laboratories officially registered the Company as ANSI/ISO/ASQC Q9001-1994 ("ISO") compliant which assures quality in design, development, production, installation and servicing. The ISO standard consists of all elements defining a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. In November 1998, Quality Management Institute completed an annual audit and certified the Company's ongoing ISO standard compliance.

     During 1998, France Telecom completed validation of the UMC 1000 and officially endorsed the technology for deployment throughout France. France Telecom continues to evaluate newly introduced UMC 1000 features for use in France; however, validation must be completed prior to deployment.

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These risks are discussed in Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" beginning on page 16 of this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

     The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. AFC believes that it is in compliance in all material respects with applicable environmental regulations.

     If those laws and regulations become more stringent over time, the Company may not be able to comply in a timely manner, or comply at all. Compliance with new laws and regulations could create significant compliance expenses, result in production suspension and delay, restrictions on expansion at present locations, and require the acquisition of costly equipment. Non-compliance with laws and regulations could result in penalties and suspension of operations.

PROPRIETARY RIGHTS AND LICENSES

     AFC attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations and patents. No patents are currently held for existing UMC 1000 product, but two patent applications are pending. There can be no assurance that AFC's intellectual property protection measures will be sufficient to prevent misappropriation of the Company's technology. See
Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to this matter on page 14 of this Annual Report on Form 10-K. The laws of many foreign countries do not protect AFC's intellectual property rights to the same extent as the laws of the U.S. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 17 of this Annual Report on Form 10-K.

     Frequent litigation, based on allegations of patent and other intellectual property infringement, has resulted from the telecommunications industry's dependence on proprietary technology. In 1996, AFC settled litigation with DSC Communications Corporation ("DSC") under which DSC had claimed proprietary rights in the UMC 1000 technology. In addition, DSC filed a lawsuit in January 1998 that includes allegations of patent infringement by AFC. This pending litigation with DSC is discussed in Part I, Item 3 -- "Legal Proceedings" beginning on page 17 of this Annual Report on Form 10-K.

     In March 1998, AFC settled litigation with ITRI, ITRI's sub-licensee Member Companies, and others, including Acer Netxus, Inc. ("Acer") involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. In September 1998, AFC settled litigation with Acer enjoining them from the development, manufacture, and selling of any device utilizing or deriving from AFC's UMC 1000 technology. See Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to both of these cases beginning on page 11 and Part I, Item 3 -- "Legal Proceedings" on page 17 of this Annual Report on Form 10-K.

EMPLOYEES

     As of December 31, 1998, 815 people were employed at AFC. None of the employees are covered by collective bargaining agreements, and AFC has never experienced a work stoppage, strike or labor dispute. The Company believes relations with its employees are good.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating the Company and its business.

     Potential Fluctuations in Future Operating Results and Seasonality. AFC's operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of its control, that could have a material adverse effect on revenues and results of operations during any particular period. These factors include:

     -  Domestic and International sales mix

     -  Customer mix

     -  Product mix

     - Timing and size of orders which are received and can be shipped in a quarter

     -  Availability of adequate supplies of key components and assemblies

     -  Ability to introduce new products and technologies on a timely basis

     - Timing of new product introductions or announcements by the Company or its competitors

     -  Price competition

     -  Unit volume

     -  Royalty revenue levels

     -  Excess or obsolete inventory

     -  Adequacy of manufacturing capacity

     -  Customers' ability to pay when due

     -  Expanded warranty coverage

     The UMC 1000 is sold primarily to telecommunications companies installing the UMC 1000 as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. The UMC 1000 typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. The Company's customers normally install a portion of the UMC 1000 in outdoor locations. Shipments of the system are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of the Company's sales are to telecommunications companies in the North American region, and accordingly, the Company believes that over time this seasonality will cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, AFC believes that revenues for the quarter ended March 31, 1999 will be lower than the revenues in the quarter ended December 31, 1998. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in the governments' budgets, political environment and delays in receiving government approval for deployment of the UMC 1000 system in the local loop.

     AFC's expenditures for research and development, marketing and sales, and general and administrative functions are based in part on future growth projections and in the near term are relatively fixed. The Company may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the UMC 1000 relative to planned levels could have a material adverse effect on the Company's business, financial condition and results of operations in that quarter or subsequent quarters.

     All of the above factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. As a result, AFC believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will sustain or increase its profitability in the future.

     Fluctuations in AFC's operating results may cause volatility in the price of its Common Stock. It is likely that in some future quarter, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of AFC's Common Stock would likely be materially adversely affected. AFC attempts, through timely press releases and announcements, to disclose significant factors impacting, or expected to impact, the business, financial condition and results of operations. However, due to factors outside the Company's control, there may be little or no meaningful relationship between the resulting market price of AFC's Common Stock and results of operations. Factors outside of the Company's control, such as market analysts' published expectations and short traders' activities can cause a material fluctuation in the stock price. Recent periods of volatility in the market price of AFC's Common Stock resulted in stockholder litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the operating results and financial condition of the Company. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 18 of this Annual Report on Form 10-K.

     Customer Concentration. For the year ended December 31, 1998, approximately 11.2% of total revenues were derived from sales to WinStar Communications, Inc., and 10.4% to Integrators of System Technology (Pty) Ltd. in South Africa. For the year ended December 31, 1997, GTE accounted for 19.2% of total revenues. No other single customer accounted for 10% or more of total revenues in either period. The Company's five largest customers accounted for 41.9% of revenues in the year ended 1998, and 38.2% of revenues in the year ended 1997. Although AFC's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of AFC's customers have entered into agreements requiring them to purchase a minimum amount of product from the Company. There can be no assurance that principal customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merged with another telecommunications company, there can be no assurance that such customer will continue to purchase AFC's products. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Markets. International sales constituted 26.2% of total revenues in the year ended December 31, 1998 and 26.5% in the year ended December 31, 1997. International sales have fluctuated in absolute dollars and as a percentage of revenues, and are expected to continue to fluctuate in future periods. The Company relies on a number of third party distributors and sales representatives to market and sell the UMC 1000 outside of North America. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. AFC is entering new international markets, which demand significant management attention and financial commitment. The Company's management has limited experience in international operations, and there can be no assurance that the Company will successfully expand its international operations. Successful expansion of international operations and sales in certain markets may depend on AFC's ability to establish and maintain productive strategic relationships. There can be no assurance that the Company will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. There can be no assurance that AFC will be able to increase international sales of the UMC 1000 through strategic relationships or joint ventures. The failure to do so could significantly limit the ability to expand international operations and could adversely affect AFC's business, financial condition and results of operations.

     International telecommunications companies are in many cases owned or strictly regulated by local authorities. Access to such markets is often difficult to obtain due to trade barriers and established relationships between a government owned or controlled telecommunications company and its traditional indigenous equipment suppliers. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may have a material adverse effect on the Company's cash flows. In addition, customers in certain international markets require AFC to post bid and performance bonds. The Company could incur contract penalties should it fail to meet production and delivery time schedules on large orders. Failure to meet these schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could adversely affect the Company's business, financial condition and results of operations.

     International sales are currently primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make AFC's products less competitive in international markets. Failure to meet revenue projections in the international market could adversely affect the Company's business, financial condition and results of operations. See Part II, Item 7A -- "Quantitative and Qualitative Disclosures About Market Risk" as it pertains to this matter on page 21 of this Annual Report on Form 10-K.

     Operating in international markets subjects AFC to certain additional risks, including:

     -  Changes in regulatory requirements

     -  Political and economic conditions

     -  Tariffs or other barriers

     -  Staffing and managing international operations

     -  Exchange rate fluctuations

     -  Exchange and repatriation controls on foreign earnings

     -  Negative tax consequences

     -  Longer sales and payment cycles

     -  Collection of accounts receivable

     The economies in some of the Asia Pacific and Central and Latin America regions have deteriorated resulting in the devaluation of currencies in certain of the countries of these regions. There can be no assurance that adverse economic conditions in foreign countries or foreign currency exchange rates will not have a material adverse effect on AFC's business, financial condition or results of operations.

     Compliance with various country-specific regulations and standards must be attained to compete in international markets. Any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations.

     Competition. Many of AFC's competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. Primary competitors include: ADC Telecommunications, Inc., Alcatel Alsthom Compagnie, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Shenzhen Zhongxing Telecom Corporation, Ltd., UT Starcom, Inc. and Vidar-SMS Co. Ltd.

     As a result of the Settlement Agreement and related agreements entered into with ITRI, certain of its Member Companies have been granted certain rights to manufacture and sell the ETSI version of the UMC 1000 outside of North America. Such entities currently compete with AFC in international markets, primarily in China. Upon termination of certain restrictions set forth in such agreements, in January 2005, such Member Companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC 1000 technology and, consequently, such Member Companies will be able to compete with the Company worldwide at such time. The Company has successfully settled its litigation against Acer Netxus, Inc. Among other things, the Settlement Agreement and a related Federal Court judgment permanently enjoin Acer Netxus, Inc. from developing, manufacturing, or selling any product that uses or derives from the UMC 1000(TM) technology. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 17 of this Annual report on Form 10-K.

     The Company believes rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict.

     Moreover, the Company believes that technological and regulatory change will continue to attract new entrants to the market in which the Company competes. There can be no assurance that AFC will be able to compete successfully in the future.

     Risk of Failure to Manage Expanding Operations. A period of rapid company growth has occurred, which has placed and could continue to place, a significant strain on AFC's management, operational, financial and other resources. The members of the management team have limited experience in managing rapidly growing companies. AFC needs to continue to recruit, train, assimilate, motivate and retain qualified managers and employees to effectively manage the growth and any future growth. The Company's results of operations could be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses and facility obligations resulting from any expansion. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     In February 1998, AFC moved its domestic manufacturing and distribution operations into a new facility which doubled capacity. Although the operational capacity was expanded, there can be no assurance that the Company will not have excess capacity or that the transition and further utilization of the new facility will continue without interruption, or that any such interruption will not have a material adverse effect on the Company's business, manufacturing and distribution functions.

     The Company's facility obligations and commitments are based in part on anticipated growth projections, and in the near term are relatively fixed. Based on existing commitments for additional office space, AFC will have excess office space in the future. AFC's results of operations could be adversely affected if it is unable, in a timely manner, to sublease the excess facility space at rents comparable to the Company's obligations.

     Concentrated Product Line, New Products and Rapid Technological
Change. Substantially all of AFC's revenues are derived from the UMC 1000 and the Company expects this concentration will continue in the foreseeable future. Any decrease in the overall level of sales of, or the prices for the UMC 1000 could have a material adverse effect on the Company's business, financial condition and results of operations. Factors include price competition, introductions or announcements by competitors, a decline in the demand for the UMC 1000, or product obsolescence, among others.

     The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. AFC's success will depend upon its ability to enhance the UMC 1000 technology and to develop and introduce, on a timely basis, new products and feature enhancements. International sales in 1998 in the Asia Pacific region were affected in part by the delay in certain technological developments designed for international markets. New feature enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that AFC will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. There can be no assurance that the Company will overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Substantial costs may be incurred to modify the UMC 1000 and build AFC's infrastructure to accommodate these changes. From time to time, the Company may announce new products or enhancements, services or technologies that have the potential to replace or shorten the life cycle of the UMC 1000 and that may cause customers to defer purchasing the UMC 1000. The introduction of new industry switch interfaces, such as GR-303, reduces the amount of equipment required to support each access line or port. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the UMC 1000, diminish market acceptance of the system or render the system obsolete and, thereby, materially adversely affect the Company's business, financial condition and results of operations.

     AFC has experienced delays in completing development and introduction of new products, product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. The UMC 1000 contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as products are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. There can be no assurance that despite significant testing, hardware or software errors will not be found in the UMC 1000 after commencement of shipments, resulting in delays in, or cancellation of, customer orders or in the loss of market acceptance, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Telecommunications Industry and Small to Mid Line Size Market. AFC's customers are concentrated in the public carrier telecommunications industry and, in the U.S. market include CLECs, NLECs, ILECs, and the RBOCs. Accordingly, AFC's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC 1000. The target markets for the systems are the U.S. and international small to mid line size markets. Historically, these markets have had little access to the advanced services that can be made available through the UMC 1000 and there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. The system may not be met with widespread acceptance among the telecommunications companies and other potential customers in small to mid line size markets. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with the UMC 1000 technology which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC 1000. Infrastructure improvements requiring the Company's technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

     Dependence on Sole Source and Limited Number of Third Party Manufacturers and Support Organizations. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. A limited number of independent contractors manufacture the subassemblies to AFC's specifications for use in the Company's products. Some of the sole source suppliers are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in the Company having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could have a material adverse effect on AFC's business, financial condition and results of operations. In particular, the Company relies upon:

     - Flextronics International Ltd. and Solectron International USA, Inc. to manufacture printed circuit board assemblies ("PCBA")

     -  Siemens Microelectronics, Inc. for PCBA components

     - Paragon Electronic Systems, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

     - Celestica, Inc. for channel bank assemblies and protector panel subassemblies

     -  General Cable Corporation for protector panel subassemblies

     - CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

     -  American Microsystems, Inc. for ASICs

     -  Hendry Telephone Products for fuse panels and racks

     -  Powersafe Standby Batteries Inc. for battery systems

     -  LeeMah Electronics Inc. for fully integrated cabinets

     -  Pairgain Technologies Inc. for custom enclosures and boards

     - Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR Inc. to manufacture the external housing cabinets

     -  Advanced Digital Graphics, Inc. for system documentation

     The Company's business, financial condition and results of operations could be adversely affected if its subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements. The Company may not be able to establish sufficient manufacturing supply from alternative sources. Current or alternative manufacturers may not be able to meet the Company's future requirements and such manufacturing services may not continue to be made available to the Company at favorable prices, or at all.

     Various third party support organizations provide post sales support to AFC's domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by existing or potential customers.

     Risks Associated with Pending Litigation. AFC is a party to certain legal proceedings as described in Part I, Item 3 -- "Legal Proceedings" beginning on page 17 of this Annual Report on Form 10-K. The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time.

     Limited Protection of Proprietary Technology; Risk of Third Party Claims of Infringement. AFC attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. AFC does not presently hold any patents for the UMC 1000 product, but two patent applications are pending. These intellectual property protection measures may not be sufficient to prevent misappropriation of AFC's technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to AFC's technology. The laws of many foreign countries do not protect AFC's intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could have a material adverse effect on AFC's business, financial condition and results of operations. The Company is currently involved in a dispute with RELTEC Corporation regarding, among other things, alleged trade secret misappropriation. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 18 of this Annual Report on Form 10-K.

     In June 1996, AFC settled litigation with DSC Communications, Inc. ("DSC") under which DSC had claimed proprietary rights to the UMC 1000 technology. In January 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See Part I,
Item 3 -- "Legal Proceedings" beginning on page 18 of this Annual Report on Form 10-K.

     In March 1998, AFC settled litigation with ITRI, ITRI's sub-licensee Member Companies, and others, including Acer Netxus, Inc. ("Acer") involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. In September 1998, AFC settled litigation with Acer enjoining them from the development, manufacture, and selling of any device utilizing or deriving from AFC's UMC 1000 technology. See Part I, Item 3 -- "Legal Proceedings" as it pertains to both of these cases beginning on page 17 of this Annual Report on Form 10-K.

     In the future, the Company may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by AFC. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

     Dependence on Key Personnel. AFC's success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could have a material adverse effect on AFC's business, financial condition and results of operations. The Company does not have employment agreements with, or key person life insurance for, any of its employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy. There can be no assurance that AFC will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require.

     In June 1998, the Company's President and Chief Executive Officer, Carl Grivner, resigned and the Company's Chairman and founder, Don Green, assumed the role of President and Chief Executive Officer on an interim basis. The Company is currently engaged in a search for a new President and Chief Executive Officer. There can be no assurance that the Company will be successful in identifying and hiring a new President and Chief Executive Officer on a timely basis. There can be no assurance as to the effect that this management transition may have on AFC's business, financial condition and results of operations.

     Year 2000. AFC has formed a Year 2000 Committee to understand and address the year 2000 ("Y2K") issue as it affects the Company's infrastructure, operations, and the UMC 1000 product. Representatives from each functional area of the Company are responsible for identifying and assessing organizational readiness, preparing remediation steps, testing, and applying new standards and contingency plans.

     AFC has identified and assessed a majority of the potential Y2K-affected hardware, software, and facility equipment, and vendors in its organizational structure. For the most part, AFC's systems and software have been found to be Y2K compliant, or have been upgraded to compliance through manufacturers' upgrades.

     The Company is currently in the process of surveying and testing its vendors' Y2K readiness and developing its own contingency plans in case of vendors' failures. Contingency plans for vendor Y2K failures include pre-qualifying alternative vendor suppliers, maintaining multiple vendor sources for critical components and assemblies, and maintaining adequate supplies of key components on hand. However, there can be no assurance that AFC will be able to obtain sufficient manufacturing supply from alternative sources. Current or alternative manufacturers may not be able to meet the Company's supply requirements and such supplies may not continue to be made available at favorable prices, or at all.

     A survey is currently underway of AFC's leased properties and facilities, including operational vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect AFC's operations. The Company plans to test and validate its internal operations, complete the vendor surveys, and finalize and implement contingency plans by mid-1999. Failure of the Company to adequately address all known and unknown Y2K compliance issues could have a material adverse affect on AFC's business, financial condition and results of operations.

     The UMC 1000 was originally designed and developed to be Y2K compliant. AFC utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although AFC believes that its product and operating systems are Y2K compliant, the Company's manufacturing suppliers may utilize equipment or software that is not compliant. The failure on the part of any vendor to adequately address its own Y2K compliance issues could lead to delays on the part of the vendor in the delivery of subassemblies for use in the Company's products, or disruption of services provided by a vendor, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The remaining Y2K compliance activities are not expected to result in significant incremental operating expenses; the Company estimates it will not exceed $200,000 to complete its Y2K readiness and contingency plans. Expenditures to date in relation to Y2K readiness have been immaterial.

     Compliance with Regulations and Industry Standards. The UMC 1000 is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and the UMC 1000 will need to be modified or new versions developed to meet these standards. Failure of the system to comply with, or delays in meeting compliance of evolving standards both in domestic and international markets, could have a material adverse effect on the Company's business, financial condition and results of operations. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, QMI, Telcordia Technologies, Inc. ("Telcordia") formerly known as "Bellcore", other independent third party testing organizations, and by independent telecommunications companies. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. In addition, AFC's products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

     The Company needs to continue to ensure that the UMC 1000 is easily integrated with various network management systems. Telcordia testing on the UMC 1000 is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some UMC 1000 features must pass Telcordia testing prior to field release. Failure to maintain such compliance or to obtain it on new features released in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

     In October 1997, Underwriters Laboratories officially registered AFC as ANSI/ISO/ASQC Q9001-1994 ("ISO") compliant, which assures quality in design, development, production, installation and servicing. The ISO standard consists of all elements which define a quality system aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages from design through servicing. In November 1998, Quality Management Institute certified the Company's annual ISO standard. There can be no assurance that AFC will maintain such certification. The failure to maintain such certification may preclude selling the UMC 1000 in certain markets and could materially adversely affect the Company's ability to compete with other suppliers of telecommunications equipment.

     Failure to maintain interoperability with other companies or adopt or maintain industry standards in the UMC 1000 could have a material adverse effect on the Company's ability to compete with other telecommunications equipment suppliers, and could materially adversely affect its business, financial condition and results of operations.

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes will have a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any regulatory changes will not have a material adverse effect on the demand for the UMC 1000. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC 1000 system.

ITEM 2. PROPERTIES

     AFC leases five buildings in Petaluma, California where the following functions reside: administration and principal executive offices, sales, marketing, product development, manufacturing and distribution. In addition to its Petaluma headquarters, properties are leased at the following locations:
Fremont, California (research and design), Buffalo Grove, Illinois (research and design), Overland Park, Kansas (sales), Coral Gables, Florida (sales and marketing), Miramar, Florida (research and design), Shanghai (sales support), Hong Kong (sales), Singapore (sales and marketing), New Delhi (sales support). These buildings are suitable to AFC's operational use and these facilities are substantially utilized while still allowing room for expansion needs in the next 12 months.

     The Company has signed lease agreements commencing in 1999 for two additional buildings in Petaluma to house anticipated growth in research and design and headquarters. The Company's facility obligations are based in part on future growth projections, and in the near term are relatively fixed. Based on existing commitments for additional office space, the Company will have excess capacity and may encounter difficulty in fully utilizing these two additional buildings as a result of any unanticipated failure to meet growth projections. See Part I, Item 1 "Certain Factors That Might Affect Future Operating Results" as it pertains to this matter on page 12 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     ITRI/Acer Netxus, Inc. In September 1992, AFC entered into agreements (the "ITRI Agreements") with the Industrial Technology Research Institute ("ITRI"), a Taiwanese government-sponsored research and development organization, that granted to ITRI certain license rights to the European Telecommunications Standards Institute ("ETSI") version of the UMC 1000. In July 1996, the Company became involved in litigation and arbitration proceedings with ITRI, certain of ITRI's sub-licensee "Member Companies", and others, including Acer Netxus, Inc. ("Acer"). These legal proceedings involved claims for breach of the ITRI Agreements, trade secret misappropriation, unfair competition, and related claims.

     In March 1998, the Company, ITRI, the Member Companies and other parties entered into a definitive Settlement Agreement that resolved all claims among such parties, except Acer. Under the Settlement Agreement, all claims involved in the proceedings between such parties were dismissed with prejudice. The Settlement Agreement provides that the Member Companies will pay an aggregate of $6.3 million to the Company over a five year period, and will pay the Company royalties on the purchase of certain ASICs by the Member Companies. Under the Settlement Agreement, the Company granted a limited license to the Member Companies to certain of the Company's technology, agreed to sell certain ASICs to the Member Companies, and agreed to pay $500,000 to ITRI over a three year period for legal fees incurred by ITRI in the proceedings. The Settlement Agreement does not grant to the Member Companies any rights to the Company's UMC 1000 Third Generation Digital Loop Carrier(TM) ("3GDLC") technology or products. This Settlement Agreement did not affect the Company's claims against Acer.

     In September 1998, AFC favorably resolved its litigation with Acer. Pursuant to a settlement agreement dated September 18, 1998, and a Permanent Injunction And Final Judgment entered by the United States District Court, Northern District of California, on September 22, 1998, Acer is enjoined from selling any digital loop carrier system for at least one year, and from developing, manufacturing, or selling any device that uses or derives from UMC 1000 technology or that is otherwise not the product of strict clean room development or based on licensed third party technology. In addition, the injunction requires that Acer destroy all work product and inventory related to its two systems that competed with the UMC 1000, and subjects Acer to a $500,000 penalty for any and each violation of the injunction.

     Alcatel USA/DSC. On December 22, 1997, AFC filed a lawsuit in Sonoma County Superior Court in California against DSC Communications Corporation ("DSC") related to its hiring of a former employee of DSC, to become the Company's Vice President, Product Planning. In September 1998, DSC was acquired by Alcatel Alsthom Compagnie and is now a part of Alcatel USA, Inc. For purposes of this footnote, reference is made only to DSC. The Company's complaint responded to DSC's litigation threats, and sought a declaratory judgment that its hiring of the former DSC employee was lawful. In April 1998, DSC filed a cross-complaint against AFC that alleged "inevitable" trade secret misappropriation and related claims, and sought unspecified damages, and injunctive relief relating to the alleged misappropriation, attorneys' fees and other relief. During September 1998, the Court struck all material misappropriation allegations from DSC's Cross-Complaint. DSC filed a First Amended Cross-Complaint on October 2, 1998, alleging "threatened" trade secret misappropriation and related claims. The Amended Cross-Complaint sought the same relief as the original Cross-Complaint. On January 19, 1999, the Court sustained the Company's demurrers to all but two causes of action of the Amended Cross-Complaint, with prejudice. Thereafter, DSC agreed to dismiss the entire action with prejudice, and in early February 1999, the Company and DSC filed a joint Request For Dismissal of the entire action with the Court.

     On January 22, 1998, DSC filed a lawsuit against AFC and the former DSC employee in the United States District Court, Eastern District of Texas, alleging "inevitable" trade secret misappropriation and related claims. DSC also asserted a separate claim against the Company for patent infringement alleging that AFC's 3GDLC product infringes a DSC patent. DSC's complaint sought unspecified damages and injunctive relief relating to the alleged misappropriation and patent infringement, attorneys' fees and other relief. On February 5, 1998, the United States District Court, Eastern District of Texas granted AFC's motion to dismiss all non-patent claims in this lawsuit. In May 1998, the Company filed a counterclaim against DSC in the Texas patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. Between April and August 1998, certain discovery occurred, and the parties filed various motions, including cross-motions for summary judgment on the Company's defense that a prior Settlement Agreement between AFC and DSC barred DSC's patent claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in the Company's favor on the patent claim based on the Settlement Agreement. DSC filed an Objection to this ruling with the District Court on October 16, 1998, and the matter remains pending.

     Based on reviews of the patent claim, the Company believes that AFC's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC and prosecute its claims against DSC. However, the ultimate outcome of these lawsuits cannot be predicted. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of management and technical personnel and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against AFC, this could have a material adverse effect on the Company's business, results of operations and financial condition.

     RELTEC Corporation. On November 26, 1997, AFC filed a lawsuit in Sonoma County Superior Court in California against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's alleged acquisition of AFC's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. Discovery is ongoing, and trial is scheduled to start on April 12, 1999.

     Stockholder Litigation. The Company and various of its current and former officers and directors are parties to a number of related lawsuits which purport to be class actions, filed on behalf of certain of AFC's stockholders (excluding the defendants and parties related to them). The lawsuits, which are substantially identical, allege that the defendants violated certain federal securities laws. The cases have been consolidated in the United States District Court, Northern District of California. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. A hearing on defendants' motion to dismiss the complaint is scheduled for May 24, 1999. No discovery has occurred, and only limited discovery is expected to occur pending ruling on the motion to dismiss.

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

     No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of AFC. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

     In September 1997, AFC's stockholders approved an increase in the number of authorized shares of common stock from 100,000,000 to 200,000,000. On September 22, 1997, the Company effected a two-for-one stock split to stockholders of record as of August 29, 1997. All share, per share and common stock amounts herein have been restated to reflect the effect of this split.

     The following table lists the high and low closing sales prices for the Company's Common Stock as reported by the Nasdaq National Market for each full quarterly period of the two most recent fiscal years:

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 1998:
  First Quarter (through March 28).........................  $40.13    $25.25
  Second Quarter (through June 27).........................   44.50     34.00
  Third Quarter (through September 26).....................   41.06      6.00
  Fourth Quarter (through December 26).....................   11.88      4.44
FISCAL 1997:
  First Quarter (through March 29).........................  $27.81    $14.50
  Second Quarter (through June 28).........................   30.44     14.50
  Third Quarter (through September 27).....................   38.00     29.88
  Fourth Quarter (through December 27).....................   42.50     23.88

     On March 15, 1999, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $8.53 per share. As of December 31, 1998, there were approximately 442 stockholders of record holding the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to utilize all of its earnings, if any, for use in its business and does not anticipate the payment of cash dividends in the foreseeable future. In addition, the Company's line of credit agreement requires consent from the banks prior to payment of dividends.

ISSUANCE OF UNREGISTERED SECURITIES

     None.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     AFC completed its initial public offering in October 1996, in which it issued and sold 10,350,000 shares of Common Stock for aggregate proceeds to the Company of $120.3 million. The Registration Statement Commission File No. 333-8921 for the offering was effective for October 1, 1996, and the offering terminated on October 4, 1996. The managing underwriters for the offering were:
Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., Cowen & Company and Hambrecht & Quist. Of the aggregate proceeds received in the offering, $2.2 million was used to defray costs and expenses related to the offering, resulting in net proceeds of approximately $118.1 million. Of the net proceeds, $14.8 million was used to reduce debt. The remainder is invested in cash equivalents and marketable securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is set forth on page 18 of AFC's 1998 Annual Report to Stockholders, which is incorporated by reference and filed as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 19 - 25 of AFC's 1998 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion and analysis about market risk disclosures may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. AFC's market risk lies in foreign currency exchange rate fluctuations and changes in interest rates.

     The Company's foreign exchange risk arises from both revenues and expenses associated with its international sales and operations. AFC has one customer contract that is payable in French francs. The receivable is hedged using forward currency exchange contracts. The remainder of international sales are denominated in U.S. dollars. Changes in foreign exchange rates create risk for AFC as it attempts to mitigate adverse fluctuations from impacting results of operations and cash flows. The Company uses foreign exchange contracts to offset gains and losses on exchange rate fluctuations against gains and losses on assets, liabilities and transactions hedged. At December 31, 1998, one foreign exchange contract in the amount of $1,146,000 was outstanding with a maturity date of January 14, 1999. Expenses primarily consist of operating expenses incurred in the local currencies of the Company's China, Hong Kong, Singapore, India, Poland and U.K.-based sales and representative offices. Operating expenses generally consist of compensation-related costs, and general office expenses which are paid in a timely manner. Operating expenses for these offices have historically been immaterial to the Company on a consolidated basis, and fluctuations in the exchange rates are not considered material. The introduction in 1999 of the "Euro" currency may cause increased competition among European companies which in turn may cause the value of the Euro to materially fluctuate relative to the U.S. dollar. As use of the Euro increases and becomes mandatory in 2002, the Company may have to change its billing practices in the future. Adoption of the Euro is not expected to have a material impact on AFC's business, results of operations or financial condition.

     Changes in domestic interest rates create risk for AFC and may cause adverse fluctuations of its marketable securities portfolio, results of operations and cash flows. The Company may be affected by changes in the short-term U.S. Prime Rate and the resulting interest rate on amounts borrowed under its line of credit. AFC's marketable securities portfolio consists of domestic municipal debt and domestic corporate debt, of which approximately 62% mature in one year or less. At December 31, 1998, the weighted average yield on the Company's marketable securities was 3.71%, and the weighted average yield on cash equivalents was 4.56%. Changes in short-term U.S. interest rates affect the market value of those marketable securities. Because of the short-term nature of its investment portfolio, the Company believes its exposure to these market fluctuations is immaterial. If, at December 31, 1998, interest rates had increased immediately by two full percentage points, the Company believes its marketable securities portfolio would not have declined by a material amount. The marketable securities portfolio is treated as available-for-sale under Financial Accounting Standards Board No. 115.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages 26 - 42 of AFC's 1998 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Executive officers are selected annually and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of AFC. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director of the Company.

            NAME                AGE                           POSITION
            ----                ---                           --------
EXECUTIVE OFFICERS
                                       President, Chief Executive Officer, Chairman of the
Donald Green(3)                 67     Board
Gregory S. Steele               37     Vice President, Chief Operating Officer
                                       Vice President, Chief Financial Officer, Treasurer and
Peter A. Darbee                 46     Secretary
                                       Vice President, Corporate Controller and Assistant
Karen L. Godfrey                44     Secretary
James T. Hoeck                  37     Vice President, Chief Technical Officer
Catherine Millet                46     Vice President, Development Engineering
Gregory A. Peters               37     Vice President, International Operations
Richard L. Stanfield            42     Vice President, Domestic Sales
John W. Webley                  40     Vice President, Marketing
KEY EMPLOYEES
Richard J. Johnston             37     Vice President, Customer Service
Dennis Omanoff                  43     Vice President, Quality Assurance
Pete S. Patel                   47     Vice President, Operations
Amy M. Paul                     30     Vice President, General Counsel
OUTSIDE DIRECTORS
Herbert M. Dwight, Jr.(2)(4)    68     Director
Ruann F. Ernst(1)(3)(4)         51     Director
Clifford H. Higgerson(2)        59     Director
Dan Rasdal(1)(3)                65     Director
Alex Sozonoff(1)(2)             60     Director

---------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Member of the Governance Committee

     DONALD GREEN is a co-founder of AFC and has served as the Company's Chairman of the Board since May 1992. Mr. Green has served as Chief Executive Officer since June 1998, a position he held previously from May 1992 to June 1997. Mr. Green is also a director of TCSI Corporation, Larscom, Inc., two private organizations, and a private non-profit foundation.

     GREGORY S. STEELE was named Chief Operating Officer in December 1998. From June through December of 1998, Mr. Steele served as Vice President, Marketing, and from April 1995 through May 1998, he held the position of Vice President, Operations. Mr. Steele joined AFC in November 1994 and served as the Director of Operations until his promotion in March 1995. Prior to joining the Company, from 1990 to 1994, Mr. Steele held various positions at DSC Communications Corporation, including Director of Account Marketing and Senior Manager of Manufacturing.

     PETER A. DARBEE has served as Vice President, Chief Financial Officer, Treasurer and Secretary since joining the Company in June 1997. Prior to joining AFC, Mr. Darbee was the Vice President, Chief Financial Officer and Controller of Pacific Bell, an RBOC, from 1994 through June 1997. From 1989 through 1994,

Mr. Darbee was Vice President and co-head of Goldman Sachs' Global Energy and Telecommunications Group.

     KAREN L. GODFREY has been Corporate Controller since joining the Company in May 1994 and Assistant Secretary since February 1995. Ms. Godfrey was made a Vice President in May 1997. From 1992 to 1994, Ms. Godfrey was self-employed as a financial management consultant.

     JAMES T. HOECK is a co-founder of AFC and currently serves as Chief Technical Officer. Mr. Hoeck served as Vice President and Corporate Technologist, Advanced Research & Development from November 1997 until his promotion in February 1999. From February 1995 through November 1997, Mr. Hoeck served as Vice President, Advanced Development. From the inception of the Company in May 1992 and continuing through January 1995, Mr. Hoeck served as Vice President, Engineering.

     CATHERINE MILLET has served as Vice President, Development Engineering since June 1998. Ms. Millet joined the Company in December 1997 and served as Vice President, Product Planning through May 1998. Prior to joining AFC, Ms. Millet was Vice President, Advanced Planning and Senior Director, Systems Engineering with DSC Communications Corporation from September 1994 to December 1997. From 1993 through August 1994, Ms. Millet was the Senior Director, Engineering with Alcatel Network Systems.

     GREGORY A. PETERS served as Vice President, International Operations from June 1997 through February 1999 when Mr. Peters left the Company to pursue other opportunities. Prior to joining the Company, Mr. Peters was the Vice President, International Operations of ADTRAN Inc., from 1996 to June 1997. From 1993 to 1996, Mr. Peters served as Executive Vice President of Connell Communications Company.

     RICHARD L. STANFIELD has served as Vice President, Domestic Sales since joining AFC in December 1994. Prior to joining AFC, from 1986 through December 1994, Mr. Stanfield held various management positions with Stratus Computer, Inc., including Western Region Director of Sales.

     JOHN W. WEBLEY is a co-founder of the Company and currently serves as Vice President, Marketing. Previously, Mr. Webley served as Vice President and Corporate Technologist, Advanced Research & Development from November 1997 through his promotion in February 1999. From February 1995 through November 1997, Mr. Webley served as Vice President, Advanced Development. From the inception of AFC in May 1992 and continuing through January 1995, Mr. Webley served as Vice President, Engineering.

     RICHARD J. JOHNSTON was named Vice President, Customer Service in November 1998. Mr. Johnston joined AFC in April 1993 and served as Director, Customer Service until his promotion in 1998. Prior to joining AFC, from 1988 to 1993, Mr. Johnston served as Manager of the Technical Service Engineering department at Optilink Corporation, which was later purchased by DSC.

     DENNIS OMANOFF was hired as Vice President, Quality in April 1998. Previous to joining AFC, Mr. Omanoff served as Senior Director of Quality, Reliability and Engineering Services at Fore Systems from 1996 to 1998. From 1995 to 1996, Mr. Omanoff was Chief Quality Officer at StrataCom Communications, and from 1990 to 1995, he served as Director, Quality at SynOptics.

     PETE S. PATEL was named Vice President, Operations in May 1998. Previously, Mr. Patel served as Director of Operations from June 1997 to May 1998 and as Director of Design Verification and Test Engineering from May 1996 through June 1997. Mr. Patel joined AFC in August 1995 and served in the capacity of Senior Test Engineering Manager until his promotion in 1997. Prior to joining AFC, from 1988 to 1995, Mr. Patel held various senior manager positions at Optilink, which was later purchased by DSC.

     AMY M. PAUL was promoted to Vice President and General Counsel in February 1999. Previously, Ms. Paul served as Director, Contracts and Legal Affairs, from December 1995 until her promotion in 1999. Prior to joining AFC, Ms. Paul served as an associate in the Business and Technology Group at Brobeck Phleger & Harrison LLP from 1993 to December 1995.

     HERBERT M. DWIGHT, JR. has served as a Director since May 1998. Mr. Dwight has served as Chairman of the Board of Optical Coating Laboratory, Inc. ("OCLI"), an optical coating and specialty ink manufacturer, since 1991. From 1991 to April 1998, Mr. Dwight also served as Chief Executive Officer of OCLI and from 1991 to 1997, he served as President of OCLI. Mr. Dwight is also a director of Applied Magnetics, Inc. and Applied Materials, Inc.

     RUANN F. ERNST has served as a Director since May 1998. Ms. Ernst has served as President and Chief Executive Officer of Digital Island, Inc., a telecom service provider, since June 1998. From 1994 to 1998 she served as General Manager, Financial Services Business Unit for Hewlett-Packard Company, an electronics equipment and computer company, and from 1993 to 1994 she was Worldwide Financial Services Marketing Manager for Hewlett-Packard. Ms. Ernst is also a director of Phoenix International Corporation and two private organizations.

     CLIFFORD H. HIGGERSON has served as a Director since January 1993. Mr. Higgerson has served as a General Partner of Communications Ventures, a venture capital firm, since 1987 and a General Partner of Vanguard Venture Partners, a venture capital firm and a stockholder of the Company, since July 1991. Mr. Higgerson is also a Director of Digital Microwave Corporation, Ciena Corporation and eleven private companies.

     DAN RASDAL has served as a Director since February 1993. Mr. Rasdal has served as a director of Symmetricom, Inc. ("Symmetricom"), a telecommunications company, since 1985. From 1988 to July 1998, Mr. Rasdal was Chairman of the Board and Chief Executive Officer of Symmetricom. From 1985 to July 1998, he served as President and Chief Executive Officer of Symmetricomm. Mr. Rasdal is also a director of Celeritek, Inc.

     ALEX SOZONOFF has been a Director since October 1997. Mr. Sozonoff has served as Vice President of Customer Advocacy for Hewlett-Packard Company, an electronics equipment and computer company, since 1998. From 1994 to 1998, he was Vice President of Marketing for Hewlett-Packard.

     Messrs. Green and Rasdal were elected as a result of the terms of the Company's certificate of incorporation and a voting agreement among certain stockholders of the Company. The stockholders owning the Company's Series A and Series B Preferred Stock had the right to elect three directors and agreed to vote for directors designated in accordance with a voting agreement. Upon closing of the initial public offering in October 1996, all Preferred Stock was converted into shares of Common Stock and the Preferred Stock arrangements ended.

     The certificate of incorporation calls for a Board of Directors composed of seven directors. The terms of the office of the Board of Directors are divided into three classes:

     - Clifford H. Higgerson and Alex Sozonoff are Class I Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2000.

     - Herbert M. Dwight, Jr. and Ruann F. Ernst are Class II Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2001.

     - Donald Green and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of the stockholders to be held in 1999.

     At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification and continue for three years through the third annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

     If the need arises to increase the number of directors, additional directorships will be distributed equally among the three classes so that, as nearly as possible, each class is equally weighted and represented.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     AFC's directors and executive officers and individuals owning more than ten percent of the Company's Common Stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934, as amended. The

Securities and Exchange Commission regulations also require those persons to provide copies of all filed Section 16(a) reports to the Company. AFC has reviewed the report copies filed in 1998, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for 1998, except that Mr. Green inadvertently filed one Form 4 late reporting three transactions.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in AFC's definitive 1999 Proxy Statement to be filed within 120 days from the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in AFC's definitive 1999 Proxy Statement to be filed within 120 days from the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in AFC's definitive 1999 Proxy Statement to be filed within 120 days from the Company's fiscal year end.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference:

      1. FINANCIAL STATEMENTS:

        As of December 31, 1998 and 1997:

           -- Consolidated Balance Sheets

        For the Years Ended December 31, 1998, 1997, and 1996:

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

   3(A). EXHIBITS:

    EXHIBIT
    NUMBER                         DOCUMENT DESCRIPTION
    -------                        --------------------
     3.3.1     Fifth Amended and Restated Certificate of Incorporation of
               the Registrant.(3)
     3.3.2     Certificate of Designation of Series A Junior Participating
               Preferred Stock.(5)
     3.5       Amended and Restated Bylaws of the Registrant.(2)
     4.1       Specimen Certificate of Common Stock.(1)
     4.2       Series E Preferred Stock Purchase Agreement, dated September
               29, 1995, between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock.(1)
     4.3       Certificate of Incorporation of the Registrant (included in
               Exhibit 3.3.1).
     4.4       Rights Agreement dated as of May 13, 1998, between the
               Registrant and BankBoston, N.A.(5)
     4.5       Amendment to Rights Agreement dated as of October 19, 1998, between the Registrant and BankBoston, N.A.(7)
    10.3       Form of Warrant Issued in Connection with the Sale of the
               Registrant's Series C Preferred Stock on March 16, 1994.(1)
    10.4       Form of Performance Warrant Issued in Connection with the
               Sale of the Registrant's Series C Preferred Stock on March
               16, 1994 and May 4, 1994.(1)
    10.4.1     Form of Amendment to Warrants and Performance Warrants.(1)
    10.5       Warrant Issued in Connection with the Sale of the
               Registrant's Series E Preferred Stock on September 29,
               1995.(1)
    10.6       Restricted Stock Issuance Agreement, dated May 19, 1995,
               between the Registrant, Donald Green and Maureen Green.(1)
    10.7       Compensation Agreement, dated May 19, 1995, between the
               Registrant and Donald Green.(1)
    10.8       Promissory Note Secured by Pledge Agreement, dated May 31,
               1995, by Donald Green in favor of the Registrant.(1)
    10.9       Stock Pledge Agreement, dated June 16, 1995, between the
               Registrant and Donald Green.(1)
    10.11      Hangzhou Aftek Communication Registrant Ltd. Contract, dated
               June 18, 1994, between Advanced Fibre Technology
               Communication (Hong Kong) Limited and Hangzhou Communication
               Equipment Factory of the MPT., HuaTong Branch.(1)+
    10.12      1445 & 1455 McDowell Boulevard North Net Lease, dated
               February 1, 1993, between the Registrant and G & W/Redwood
               Associates Joint Venture, for the premises located at 1445
               McDowell Boulevard North.(1)
    10.14      Redwood Business Park Net Lease, dated July 10, 1995,
               between the Registrant and G & W/Redwood Associates Joint
               Venture, for the premises located at 1440 McDowell Boulevard
               North.(1)
    10.15      Redwood Business Park Net Lease, dated June 3, 1996, between the Registrant and G & W/Redwood Associates Joint Venture,
               for the premises located at Buildings 1 & 9 of Willow Brook
               Court.(1)
    10.17      Form of Indemnification Agreement for Executive Officers and
               Directors of the Registrant.(1)
    10.18      The Registrant's 1993 Stock Option/Stock Issuance Plan, as
               amended (the "1993 Plan").(1)
    10.19      Form of Stock Option Agreement pertaining to the 1993
               Plan.(1)

    EXHIBIT
    NUMBER                         DOCUMENT DESCRIPTION
    -------                        --------------------
    10.20      Form of Notice of Grant of Stock Option pertaining to the
               1993 Plan.(1)
    10.21      Form of Stock Purchase Agreement pertaining to the 1993
               Plan.(1)
    10.22      The Registrant's 1996 Stock Incentive Plan (the "1996
               Plan").(1)
    10.23      Form of Stock Option Agreement pertaining to the 1996
               Plan.(1)
    10.23.1    Form of Automatic Stock Option Agreement pertaining to the
               1996 Plan.(1)
    10.24      Form of Notice of Grant of Stock Option pertaining to the
               1996 Plan.(1)
    10.24.1    Form of Notice of Grant of Non-Employee Director Automatic
               Stock Option pertaining to the 1996 Plan.(1)
    10.25      Form of Stock Issuance Agreement pertaining to the 1996
               Plan.(1)
    10.26      The Registrant's Employee Stock Purchase Plan.(1)
    10.27      Stock Issuance Agreement, dated June 30, 1997, between the
               Registrant and Peter A. Darbee.(2)
    10.28      Note secured by Stock Pledge Agreement, dated June 30, 1997, by Peter A. Darbee in favor of the Registrant.(2)
    10.29      Stock Pledge Agreement, dated June 30, 1997, between the
               Registrant and Peter A. Darbee.(2)
    10.30      Consulting Agreement, dated May 19, 1997, between the
               Registrant and Peter A. Darbee.(2)
    10.31      Cypress Center Net Lease, dated October 9, 1997, between the
               Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(4)
    10.32      Redwood Business Park Net Lease, dated August 4, 1997,
               between the Registrant and G & W/Copley Redwood Business
               Park, L.P., for the premises located at 1435 McDowell
               Boulevard North.
    10.33      Redwood Business Park Net Lease, dated October 23, 1997,
               between the Registrant and G & W/Copley Redwood Business
               Park, L.P., for the premises located at 1465 McDowell
               Boulevard North.
    10.34      Revolving Credit Agreement, dated July 30, 1998, between the
               Registrant and Banque Nationale De Paris and Bank of America
               National Trust and Savings Association.(6)
    10.35      Redwood Business Park Net Lease, dated July 10, 1998,
               between the Registrant and G & W/Copley Redwood Business
               Park, L.P., for the premises located at 1347 Redwood Way.
    13.1       Selected Consolidated Financial Data from the 1998 Annual
               Report to Stockholders.
    13.2       Management's Discussion and Analysis of Financial Condition
               and Results of Operations from the 1998 Annual Report to
               Stockholders.
    13.3       Financial Statements and Supplementary Data from the 1998
               Annual Report to Stockholders.
    21.1       Subsidiaries of the Registrant.(1)
    23.1       Report on Schedule and Consent of KPMG LLP.
    27.1       Financial data schedule.
    27.1296    Financial data schedule (restated) for the year ended
               December 31, 1996.
    27.1297    Financial data schedule (restated) for the year ended
               December 31, 1997.

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

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

 +  Portions of this Exhibit have been granted Confidential Treatment.

     3(B). REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K during the fourth quarter ended December 31, 1998. The report was filed on October 29, 1998, reporting an amendment to the Company's Stockholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED FIBRE COMMUNICATIONS, INC.
                                          (Registrant)

March 24, 1999                            By:       /s/ DONALD GREEN

                                            ------------------------------------
                                                        Donald Green
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ DONALD GREEN                     President, Chief Executive       March 24, 1999
-----------------------------------------------------  Officer and Chairman of the
                    Donald Green                       Board

             /s/ HERBERT M. DWIGHT, JR.                Director                         March 24, 1999
-----------------------------------------------------
               Herbert M. Dwight, Jr.

                 /s/ RUANN F. ERNST                    Director                         March 24, 1999
-----------------------------------------------------
                   Ruann F. Ernst

              /s/ CLIFFORD H. HIGGERSON                Director                         March 24, 1999
-----------------------------------------------------
                Clifford H. Higgerson

                   /s/ DAN RASDAL                      Director                         March 24, 1999
-----------------------------------------------------
                     Dan Rasdal

                  /s/ ALEX SOZONOFF                    Director                         March 24, 1999
-----------------------------------------------------
                    Alex Sozonoff

                 /s/ PETER A. DARBEE                   Vice President, Chief Financial  March 24, 1999
-----------------------------------------------------  Officer, Treasurer and
                   Peter A. Darbee                     Secretary (Duly Authorized
                                                       Signatory and Principal
                                                       Financial Officer)

                /s/ KAREN L. GODFREY                   Vice President, Corporate        March 24, 1999
-----------------------------------------------------  Controller and Assistant
                  Karen L. Godfrey                     Secretary (Duly Authorized
                                                       Signatory and Principal
                                                       Accounting Officer)