Form 10-Q
period 1999-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 1999-05-07
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



      [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________



                         Commission file number: 0-28734



                       ADVANCED FIBRE COMMUNICATIONS, INC.
                       -----------------------------------


              A Delaware                               I.R.S. Employer
              Corporation                              Identification No.
                                                       68-0277743

                             One Willow Brook Court
                           Petaluma, California 94954

                            Telephone: (707) 794-7700



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]    No [ ]


As of April 30, 1999, 76,691,102 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998..............................................2
           Condensed Consolidated Statements of Income
               Three months ended March 31, 1999 and 1998........................................3
           Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1999 and 1998........................................4
           Notes to Condensed Consolidated Financial Statements..................................5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....8



PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................21
Item 2. Changes in Securities and Use of Proceeds...............................................22
Item 3. Defaults Upon Senior Securities.........................................................22
Item 4. Submission of Matters to a Vote of Security Holders.....................................22
Item 5. Other Information.......................................................................22
Item 6. Exhibits and Reports on Form 8-K........................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                 March 31,      December 31,
                                                                                   1999            1998
                                                                                 ---------      ------------
ASSETS
      Current assets:
         Cash and cash equivalents                                               $  43,195       $  20,669
         Marketable securities                                                      91,432          90,084
         Accounts receivable, net                                                   64,588          74,967
         Inventories, net                                                           47,194          53,060
         Other current assets                                                        7,912           8,257
                                                                                 ---------       ---------
            Total current assets                                                   254,321         247,037

      Property and equipment, net                                                   52,619          49,315
      Other assets                                                                  10,556          11,531
                                                                                 ---------       ---------
            TOTAL ASSETS                                                         $ 317,496       $ 307,883
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
         Accounts payable                                                        $  13,183       $  12,573
         Accrued liabilities                                                        27,249          25,140
                                                                                 ---------       ---------
            Total current liabilities                                               40,432          37,713

      Long-term liabilities                                                          2,171           1,870

      Commitments and contingencies

      Stockholders' equity:
         Preferred stock, $0.01  par  value; 5,000,000 shares authorized in
            1999 and 1998; no shares issued and outstanding                             --              --
         Common stock, $0.01 par value; 200,000,000 shares authorized in 1999 and 1998; 76,630,975 and 75,716,153 shares
            issued and outstanding in 1999 and 1998, respectively                      766             757
         Additional paid-in capital                                                213,845         210,420
         Notes receivable from stockholders                                           (583)           (730)
         Retained earnings                                                          60,865          57,853
                                                                                 ---------       ---------
            Total stockholders' equity                                             274,893         268,300
                                                                                 ---------       ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 317,496       $ 307,883
                                                                                 =========       =========


      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1999         1998
                                                   -------      -------
Revenues                                           $64,966      $85,744
Cost of revenues                                    35,482       45,575
                                                   -------      -------
        Gross profit                                29,484       40,169
                                                   -------      -------

Operating expenses:
     Research and development                       11,606        8,312
     Selling, general and administrative            14,876       14,761
                                                   -------      -------
        Total operating expenses                    26,482       23,073
                                                   -------      -------

Operating income                                     3,002       17,096

Other income, net                                    1,494        1,145
                                                   -------      -------
Income before income taxes                           4,496       18,241

Provision for income taxes                           1,484        6,384
                                                   -------      -------

Net income                                         $ 3,012      $11,857
                                                   =======      =======

Basic net income per share                         $  0.04      $  0.16
                                                   =======      =======

Shares used in basic per share computations         76,098       73,838
                                                   =======      =======

Diluted net income per share                       $  0.04      $  0.15
                                                   =======      =======

Shares used in diluted per share computations       79,442       79,134
                                                   =======      =======



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  3,012       $ 11,857
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                         2,780          1,115
        Tax benefit from option exercises                                     1,916          3,210
        Deferred incomes taxes                                                  333           (229)
        Changes in operating assets and liabilities:
           Accounts receivable                                               10,379        (12,403)
           Inventories                                                        5,866         (7,739)
           Other assets                                                         812         (4,100)
           Accounts payable                                                     610          3,835
           Other liabilities                                                  2,430         (3,290)
                                                                           --------       --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               28,138         (7,744)
                                                                           --------       --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Net sales (purchases) of marketable securities                          (1,348)        13,102
     Property and equipment additions, net                                   (5,908)        (8,009)
                                                                           --------       --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (7,256)         5,093
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and warrants, net         1,644          2,297
                                                                           --------       --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,644          2,297
                                                                           --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             22,526           (354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               20,669          9,053
                                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 43,195       $  8,699
                                                                           ========       ========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries ("AFC" or the "Company"). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

AFC operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                      March 31,     December 31,
                                        1999           1998
                                      ---------     ------------
               Raw materials           $12,387        $16,135
               Work-in-progress            903            566
               Finished goods           33,904         36,359
                                       -------        -------

               Inventories, net        $47,194        $53,060
                                       =======        =======


NOTE 3  COMMITMENTS AND CONTINGENCIES

ALCATEL USA/DSC. In 1997, AFC filed a lawsuit against DSC Communications Corporation ("DSC") related to AFC's hiring of a former DSC employee. In 1998, DSC was acquired and is now a part of Alcatel USA, Inc. For purposes of this footnote, reference is made only to DSC. The Company's complaint responded to DSC's litigation threats, and sought a declaratory judgment that its hiring of the former DSC employee was lawful. Following various motions and cross-complaints filed during 1998 and early 1999, DSC agreed to dismiss the entire action with prejudice, and in early February 1999, the Company and DSC filed a joint Request For Dismissal of the entire action with the Court.

During 1998, DSC filed a separate claim in the United States District Court, Eastern District of Texas, against the Company for patent infringement, alleging that AFC's 3GDLC product infringes a DSC patent. Certain discovery occurred during 1998, and the parties filed various motions, including cross-motions for summary judgment on the Company's defense that a prior Settlement Agreement between the Company and DSC barred DSC's patent claims. The Company filed a counterclaim against DSC in the patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in the Company's favor on the patent claim based on the Settlement Agreement. DSC filed an Objection to this ruling with the District Court on October 16, 1998, and the matter remains pending.

Based on reviews of the patent claim, the Company believes that AFC's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC, and to prosecute its claims against DSC. However, the ultimate outcome of these lawsuits cannot be predicted. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of management and technical personnel, and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against AFC, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RELTEC CORPORATION. In 1997, AFC filed a lawsuit against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of AFC's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. Discovery occurred during the quarter, and trial is scheduled to start in mid to late 1999.

STOCKHOLDER LITIGATION. The Company and various of its current and former officers and directors are parties to a consolidated lawsuit which purports to be a class action filed on behalf of certain of AFC's stockholders (excluding the defendants and parties related to them). The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. A hearing on defendants' motion to dismiss the complaint is scheduled for mid 1999. Limited discovery has occurred, and only limited discovery is expected to occur pending ruling on the motion to dismiss.

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suit to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible AFC may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made.

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

NOTE 4  COMPREHENSIVE INCOME

AFC has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires classification of items of other comprehensive income by nature in a financial statement and disclosure of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheets. Reporting comprehensive income provides a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Additional disclosures required by this statement have not been included in the condensed consolidated financial statements because there are no material differences between AFC's net income and comprehensive income for all periods presented.

NOTE 5  SEGMENT REPORTING

During the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. On an interim basis, this Statement requires disclosure of selected segment-related financial information. AFC derives substantially all of its revenues from sales of one product, the Universal Modular Carrier 1000(TM) (the "UMC 1000"), and is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

For the three months ended March 31, 1999, revenues from sales to external customers were $64,865,000, compared with $82,033,000 in the same period of 1998. AFC operates in one operating segment; thus, there is no difference between reportable income and the Company's consolidated income. Long-lived assets located in the U.S. increased to $61,844,000 as of March 31, 1999 from $59,368,000 as of December 31, 1998. Long-lived assets located in foreign countries decreased to $1,293,000 as of March 31, 1999 from $1,393,000 as of December 31, 1998.

NOTE 6  NET INCOME PER SHARE

Basic earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table sets forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the quarterly periods ended March 31, 1999, and 1998 (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                             1999           1998
                                                            -------        -------
Net income                                                  $ 3,012        $11,857
                                                            =======        =======

Shares used in basic per share calculations - actual
weighted average common shares outstanding for the period    76,098         73,838

Weighted average number of shares upon conversion of
  redeemable convertible preferred stock                         --             --
Weighted average number of shares upon exercise of
  dilutive options and warrants                               3,344          5,296
                                                            -------        -------
Shares used in diluted per share calculations                79,442         79,134
                                                            =======        =======

Basic net income per share                                  $  0.04        $  0.16
                                                            =======        =======
Diluted net income per share                                $  0.04        $  0.15
                                                            =======        =======

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

Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results," are:

-    Potential Fluctuations in Future Operating Results and Seasonality

-    Customer Concentration

-    Risks Associated with International Markets

-    Delays in Product Development and Product Feature Releases

-    Competition

-    Risk of Failure to Manage Expanding Operations

-    Concentrated Product Line, New Product Features and Rapid Technological
     Change

-    Risks Associated with Pending Litigation

- Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement

-    Dependence on the Telecommunications Industry and Small to Mid-Line Size
     Market

- Dependence on Sole Source and Limited Number of Third-Party Manufacturers and Support Organizations

-    Dependence on Key Personnel

-    Year 2000 Readiness

-    Compliance with Regulations and Industry Standards

- Other risks identified from time to time in the Company's Reports and Registration Statements filed with the Securities and Exchange Commission

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 7 of this Form 10-Q.

OVERVIEW

AFC designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) ("UMC 1000"), a cost-effective multi-service digital loop carrier system developed to serve small to mid-line size markets. The UMC 1000 is designed to enable telecommunications companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber and analog radio networks. The Third Generation Digital Loop Carrier(TM) ("3GDLC") is an enhanced version of the UMC 1000 designed to accommodate the bandwidth and connectivity requirements of current and future local loop applications.

RESULTS OF OPERATIONS

REVENUES. For the three months ended March 31, 1999, revenues decreased $20.7 million, or 24.2%, to $65.0 million compared with $85.7 million for the same period of 1998. The decrease in revenues in the first quarter of 1999 from the comparable period in 1998 was primarily due to lower international sales. International revenues totaled $8.7 million in the first quarter of 1999, compared with $30.2 million for the comparable period in 1998, and represented 13.4% and 35.3% of total revenues, respectively. Revenues from sales to customers in South Africa and France, which accounted for an aggregate of 24.0% of total revenues in the first quarter of 1998, declined in the first quarter of 1999 to an aggregate of 4.1% of total revenues. The Company also experienced lower royalty income levels in the period ended March 31, 1999 as compared with the comparable period of 1998.

Domestic revenues in the first quarter of 1999 were $56.3 million as compared with $55.5 million in the first quarter of 1998, an increase of 1.4%. In the period ended March 31, 1999, sales to WinStar Communications, Inc. increased over the prior year's comparable period, but were offset by the decrease in sales to GTE Communication Systems, a customer accounting for 10.5% of total revenues in the first quarter of 1998. Another factor affecting domestic revenues was the industry-wide shift to GR-303 and TR-08 digital interfaces in the access market, a trend the Company expects to continue. Although the number of lines purchased increased, the transition to digital interfaces reduces the number of line cards the customer requires in the central office. During the quarter ended March 31, 1999, the Company experienced a shift in domestic customer-buying patterns resulting in increased shipments of the 3GDLC incorporating the GR-303 interface. AFC believes this technology transition currently results in an approximate 20% to 30% decrease in price per line. The Company expects the V5 digital interface designed for international markets will result in a similar reduction in price per line.

For the quarter ended March 31, 1999, Sprint North Supply accounted for 13.5% of total revenues, WinStar Communications, Inc. ("WinStar") accounted for 11.7%, and ALLTEL Supply, Inc. accounted for 10.2%. For the quarter ended March 31, 1998, Integrators of System Technology (Pty) LTD in South Africa accounted for 13.2% of total revenues, France Telecom accounted for 10.7%, and GTE accounted for 10.5%. No other customer accounted for 10% or more of total revenues in either period. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. AFC currently expects that sales to WinStar in the second quarter of 1999 will decrease from the first quarter's level. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT. For the three months ended March 31, 1999, gross profit decreased to $29.5 million from $40.2 million for the comparable period of 1998, and represented gross margins of 45.4% and 46.8%, respectively.

The decline in gross margins in the first quarter from 1998 to 1999 was primarily due to lower royalty income levels and higher manufacturing costs. In the future, gross profit may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales, the customer mix, the product component mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, the Company's ability to introduce new products and technologies on a timely basis, the timing of new product feature introductions or announcements by the Company or its competitors, price competition, unit volume, royalty revenues, and changes in warranty coverage.

RESEARCH AND DEVELOPMENT. For the three months ended March 31, 1999, research and development expenses increased 39.8% to $11.6 million compared with $8.3 million for the same period in 1998. Research and development expenses represented 17.9% and 9.7% of total revenues in the first quarters of 1999 and 1998, respectively.

The increase in research and development expenses from 1998 to 1999 for the first quarter was primarily due to increased salaries and benefits and facility costs related to the addition of personnel in engineering, and costs associated with material and test equipment used to develop and test new product features. As of March 31, 1999, the number of employees in research and development was 300 compared with 185 as of March 31, 1998, an increase of 62.2%. The Company plans to continue to support the development of new product features and design changes for product cost reductions. However, in the short term, the Company expects that growth in research and development expenses and headcount will not continue at rates experienced in the early half of 1998. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 1999, selling, general and administrative expenses increased 0.7% to $14.9 million compared with $14.8 million for the same period in 1998. Selling, general and administrative expenses represented 22.9% and 17.2% of revenues for the first quarter of 1999 and 1998, respectively.

The net increase in selling, general and administrative expenses in the first quarter of 1999 as compared with 1998 reflects several factors, including an increase in litigation costs and compensation and benefits, offset in part by a reduction in various other expenses. Selling, general and administrative headcount increased 8.7% to 338 as of March 31, 1999 from 311 as of March 31, 1998.

INCOME TAXES. For the three months ended March 31, 1999 and 1998, the Company recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 35.0% in the first three months of 1998 to 33.0% in the comparable period of 1999. This reduction was primarily due to an increase in expected tax credits derived from research and development, a lower combined effective state income tax expense, benefits from tax exempt interest income, and the Company's Foreign Sales Corporation.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's cash and cash equivalents were $43.2 million, compared with $20.7 million as of December 31, 1998. Marketable securities totaled $91.4 million as of March 31, 1999, compared with $90.1 million as of December 31, 1998.

Operating activities for the three months ended March 31, 1999 generated net cash of $28.1 million. This was primarily the result of net income, and decreases in accounts receivable and inventory. Net cash of $7.3 million was used in investing activities in the first quarter of 1999, primarily as a result of purchasing fixed assets to support research and development and manufacturing activities.

AFC has a $50.0 million unsecured bank line through two banks with an interest rate of prime, or LIBOR, plus 0.75%. The line of credit expires in July 1999. Under the bank line, the banks may issue letters of credit up to $10.0 million on behalf of the Company. The bank line requires the Company to comply with certain debt and financial covenants. As of March 31, 1999, $594,000 in letters of credit and no borrowings were outstanding under the bank line, and the Company was in compliance with the covenants contained under the bank line.

The Company also has lease lines totaling $5.1 million that were used for equipment and furniture purchases.

The Company also maintains bank facilities with two banks under which the Company may open foreign exchange contracts up to $40.0 million. There are no borrowing provisions associated with these facilities and there are no financial covenants associated with the facilities. At March 31, 1999, there were no foreign exchange contracts outstanding.

The Company's facility obligations and commitments are based in part on anticipated growth projections, and in the near-term, are relatively fixed. Based on existing commitments for additional office space, the Company will have excess office space in the near future. The Company is currently in negotiations with its landlord to restructure the existing commitments. The Company's results of operations could be adversely affected if it is unable to, in a timely manner, restructure its existing commitments or sublease the excess facility space at rents comparable to the Company's obligations.

The Company believes that its existing cash and short-term investments, available credit facilities and cash flows from operating and financing activities will be adequate to support the Company's financial resource needs, including working capital requirements, capital expenditures and operating lease obligations for the next twelve months.

FOREIGN CURRENCY AND INTEREST RATE RISK

The Company is exposed to market risk as a result of foreign exchange rate fluctuations. The Company sells the UMC 1000 in the Asia Pacific region, an area in which some of the countries have experienced adverse economic conditions and the devaluation of certain currencies. The UMC 1000 is sold in this region, primarily in China, under U.S. dollar denominated contracts. The UMC 1000 is also marketed in Central and Latin American countries, including Brazil. Deterioration in the Brazilian economy has resulted in the significant devaluation of the Brazilian real, and the impact of this downturn on other countries in the region has yet to be determined. Sales of the UMC 1000 in this region are made under U.S. dollar denominated contracts. One of AFC's customer contracts is payable in French francs and the receivable is hedged using forward currency exchange contracts. The remainder of international sales are denominated in U.S. dollars. The introduction in 1999 of the "Euro" currency may cause increased competition among European companies which in turn may cause the value of the Euro to materially fluctuate relative to the U.S. dollar. Adoption of the Euro is not expected to have a material impact on AFC's business, results of operations or financial condition. The Company has sales and representative offices in China, Hong Kong, Singapore, India, Poland and the U.K. Operating expenses for these offices have historically been short-term in nature and are immaterial to the Company on a consolidated basis.

Changes in domestic interest rates create risk for AFC and may cause adverse fluctuations of its marketable securities portfolio and cash flows. Changes in short-term U.S. interest rates affect the market value of those marketable securities. Because of the short-term nature of its investment portfolio, the Company believes its exposure to these market fluctuations is not significant. The Company may be affected by changes in the short-term U.S. Prime Rate and the resulting interest rate on amounts borrowed under its line of credit.

SEASONALITY

AFC's customers normally install a portion of the UMC 1000 in outdoor locations. Shipments of the UMC 1000 are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of the Company's sales are to companies in North America, and accordingly, the Company believes the effect of seasonality will cause its revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, revenues in the quarter ended March 31, 1999 were lower than revenues in the quarter ended December 31, 1998.

YEAR 2000 READINESS

AFC has formed a Year 2000 Committee to understand and address the year 2000 ("Y2K") issue as it affects the Company's infrastructure, operations, and the UMC 1000 product. Representatives from each functional area of the Company are responsible for identifying and assessing organizational readiness, preparing remediation steps, testing, and applying new standards and contingency plans. AFC has identified and assessed a majority of the potential Y2K-affected hardware, software, facility equipment, and vendors. For the most part, AFC's systems and software have been found to be Y2K compliant, or have been upgraded to compliance through manufacturers' upgrades.

The Company is currently in the process of surveying and testing its vendors' Y2K readiness and developing its own contingency plans in case of vendors' failures. Contingency plans for vendor Y2K failures include pre-qualifying alternative vendor suppliers, maintaining multiple vendor sources for critical components and assemblies, and maintaining adequate supplies of key components on hand. However, there can be no assurance that AFC will be able to obtain sufficient materials from alternative sources. Current or alternative manufacturers may not be able to meet the Company's supply requirements and such supplies may not continue to be made available at favorable prices, or at all.

A survey is currently underway of AFC's leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect AFC's operations. Temporary disruption of AFC's manufacturing, customer service, sales and marketing, research and development, information systems, and administrative functions may occur as a result of vendors' Y2K non-compliance affecting the delivery of power, telecommunications, water, and heating and cooling services. The Company plans to test and validate its internal operations, complete the vendor surveys, and finalize and implement contingency plans by mid-1999.

The UMC 1000 was originally designed and developed to be Y2K compliant. AFC utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although the Company believes that its products and operating systems are Y2K compliant, the Company's manufacturing suppliers may utilize equipment or software that is not compliant. Vendors' failures to adequately address their own Y2K compliance issues could lead to disruption of services provided by vendors, delays in delivery of components used to assemble the UMC 1000, and may affect the timing of AFC's shipment of finished product, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

AFC believes it is taking the steps necessary to understand and resolve the Y2K issues; however, failure of the Company to adequately address all known and unknown Y2K compliance issues could have a material adverse affect on AFC's business, financial condition and results of operations. The remaining Y2K readiness activities are not expected to result in significant incremental operating expenses; the Company estimates the cost to complete its Y2K readiness and contingency plans are not expected to exceed $200,000. Expenditures to date in relation to Y2K readiness have been immaterial.


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

-    Product component mix

- Timing and size of orders which are received and can be shipped in a quarter

-    Availability of adequate supplies of key components and assemblies

- Ability to introduce new product features and technologies on a timely basis

- Timing of new product feature introductions or announcements by the Company or its competitors

-    Price competition

-    Unit volume

-    Royalty revenue levels

-    Excess or obsolete inventory

-    Adequacy of manufacturing capacity

-    Customers' ability to pay when due

-    Expanded warranty coverage

The UMC 1000 is sold primarily to telecommunications companies installing the UMC 1000 as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. The UMC 1000 typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. The Company's customers normally install a portion of the UMC 1000 in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of the Company's sales are to telecommunications companies in the North American region, and accordingly, the Company believes this seasonality will typically cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in the governments' budgets, political environment and delays in receiving government approval for deployment of the UMC 1000 system in the local loop.

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

Fluctuations in AFC's operating results may cause volatility in the price of its Common Stock. It is possible that in any given quarter, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of AFC's Common Stock would likely be materially adversely affected. AFC attempts, through timely press releases and announcements, to disclose significant factors impacting, or expected to impact, the business, financial condition and results of operations. However, due to factors outside the Company's control, there may be little or no meaningful relationship between the resulting market price of AFC's Common Stock and the results of operations. Factors outside of the Company's control, such as market analysts' published expectations and short traders' activities can cause a material fluctuation in the stock price. Recent periods of volatility in the market price of AFC's Common Stock resulted in stockholder litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the operating results and financial condition of the Company. See Part II, - "Legal Proceedings" as it pertains to this matter on page 21 of this Quarterly Report on Form 10-Q.

CUSTOMER CONCENTRATION. For the quarter ended March 31, 1999, Sprint North Supply accounted for 13.5% of total revenues, WinStar Communications, Inc. accounted for 11.7%, and ALLTEL Supply, Inc. accounted for 10.2%. For the quarter ended March 31, 1998, Integrators of System Technology (Pty) LTD in South Africa accounted for 13.2% of total revenues, France Telecom accounted for 10.7%, and GTE accounted for 10.5%. No other single customer accounted for 10% or more of total revenues in either period. The Company's five largest customers accounted for 43.3% of revenues in the first quarter of 1999 and 49.7% of revenues in the first quarter of 1998. Although AFC's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of AFC's customers have entered into agreements requiring them to purchase a minimum amount of product from the Company. There can be no assurance that principal customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merged with another telecommunications company, there can be no assurance that such customer will continue to purchase AFC's product. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. Operating in international markets subjects AFC to certain risks, including:

-    Political and economic conditions

-    Tariffs or other barriers

-    Staffing and managing international operations

-    Exchange rate fluctuations

-    Exchange and repatriation controls on foreign earnings

-    Changes in regulatory requirements

-    Negative tax consequences

-    Longer sales and payment cycles

-    Collection of accounts receivable

International sales constituted 13.4% of total revenues in the first quarter of 1999 and 35.3% in the first quarter of 1998. AFC's sales to customers in South Africa and France decreased significantly in the first quarter of 1999 as compared to the comparable period in 1998. The Company is continuing to experience certain difficulties in international markets. The economies in some of the Asia Pacific and Central and Latin America countries have deteriorated resulting in the devaluation of currencies in certain of these countries. The Company expects that adverse economic conditions in foreign countries or foreign currency exchange rates will have a material adverse effect on AFC's business, financial condition or results of operations. Management is currently in the process of re-evaluating the Company's international strategies. As part of this process, the Company has hired a new Chief Executive Officer with international experience and a new vice president of international operations. There can be no assurance that the Company will successfully expand its international operations. Failure to meet revenue projections in the international market could adversely affect the Company's business, financial condition and results of operations.

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

International telecommunications companies are in many cases owned or strictly regulated by local authorities. Access to such markets is often difficult to obtain due to trade barriers and established relationships between a government owned or controlled telecommunications company and its traditional indigenous equipment suppliers. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may have a material adverse effect on the Company's cash flows and results of operations. Customers in certain international markets require AFC to post bid and performance bonds. Failure to meet delivery schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could adversely affect the Company's business, financial condition and results of operations.

International sales are currently primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make AFC's product less competitive in international markets. Refer to Part I - "Foreign Currency and Interest Rate Risk" as it pertains to this matter on page 11 of this Quarterly Report on Form 10-Q.

Compliance with various country-specific regulations and standards must be attained to compete in international markets. Any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could materially impact the Company's business, financial condition and results of operations.

DELAYS IN PRODUCT DEVELOPMENT & PRODUCT FEATURE RELEASES. AFC has experienced delays in completing development and introduction of new product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. The Company could incur contract penalties should it fail to meet production and delivery time schedules on certain orders. There can be no assurance that the Company will be successful in developing new product features and releasing products to the market before its competitors do so, which could have a material adverse effect on the Company's business, financial condition and results of operations. The UMC 1000 contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the UMC 1000 after commencement of shipments, resulting in delays in, or cancellation of, customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION. Many of AFC's competitors have more extensive financial, marketing and technical resources than the Company and enjoy superior name recognition in the market. Primary competitors include: ADC Telecommunications, Inc., Alcatel Alsthom Compagnie, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., RELTEC Corporation, Shenzhen Zhongxing Telecom Corporation, Ltd., UT Starcom, Inc., and Vidar-SMS Co. Ltd.

As a result of the Settlement Agreement and related agreements entered into with the Industrial Technology Research Institute, certain of its Member Companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute version of the UMC 1000 outside of North America. Such entities currently compete with AFC in international markets, primarily in China. Upon termination of certain restrictions set forth in such agreements, in January 2005, such Member Companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC 1000 technology and, consequently, such Member Companies will be able to compete with the Company worldwide at such time. The Company has successfully settled its litigation against Acer Netxus, Inc. ("Acer"). Among other things, the Settlement Agreement and a related Federal Court judgment permanently enjoin Acer from developing, manufacturing, or selling any product that uses or derives from the UMC 1000 technology.

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

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. AFC has experienced a period of rapid growth over the last several years, which has imposed significant burdens on AFC's management, operational, financial and other resources. AFC needs to continue to recruit, train, assimilate, motivate and retain qualified managers and employees to effectively manage its operations. The Company's results of operations could be adversely affected if revenues do not increase sufficiently to compensate for any increase in operating expenses and facility obligations resulting from anticipated expansion. Any business disruption or other system transition difficulties could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to effectively manage its domestic and international operations or any current or future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that the Company will not have excess manufacturing capacity or that further utilization of its manufacturing and distribution facility will continue without interruption. Any such interruption could have a material adverse effect on the Company's business, manufacturing and distribution functions.

The Company's facility obligations and commitments are based in part on anticipated growth projections, and in the near term are relatively fixed. Based on existing commitments for additional office space, AFC will have excess office space in the future. The Company is currently in negotiations with its landlord to restructure the existing commitments. AFC's results of operations could be adversely affected if it is unable, in a timely manner, to restructure its existing commitments or sublease the excess facility space at rents comparable to the Company's obligations.

CONCENTRATED PRODUCT LINE, NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. Substantially all of AFC's revenues are derived from the UMC 1000 and the Company expects this concentration will continue in the foreseeable future. Any decrease in the overall level of sales of, or the prices for, the UMC 1000 could have a material adverse effect on the Company's business, financial condition and results of operations. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the UMC 1000, or product obsolescence, among others.

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. AFC's success will depend upon its ability to enhance the UMC 1000 technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. New product feature enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that AFC will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. There can be no assurance that the Company will overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that its new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Substantial costs may be incurred to modify the UMC 1000 and build AFC's infrastructure to accommodate these changes. From time to time, the Company may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the UMC 1000 and that may cause customers to defer purchasing the UMC 1000.

The introduction of new industry digital switch interfaces, such as GR-303, TR-08, and V5 reduce the amount of equipment required to support each access line or port. The Company estimates that this fundamental technology transition in the access market has the current effect of reducing the price per line by approximately 20% to 30%. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the UMC 1000, diminish market acceptance of the system or render the system obsolete and, thereby, materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH PENDING LITIGATION. AFC is a party to certain legal proceedings as described in Part II - "Legal Proceedings" beginning on page 21 of this Quarterly Report on Form 10-Q. The Company is unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time and significant legal costs which could have a material adverse affect on the Company's financial results.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. AFC attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. AFC does not presently hold any patents for the UMC 1000 product, but two patent applications are pending. These intellectual property protection measures may not be sufficient to prevent misappropriation of AFC's technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to AFC's technology. The laws of many foreign countries do not protect AFC's intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could have a material adverse effect on AFC's business, financial condition and results of operations. The Company is currently involved in a dispute with RELTEC Corporation regarding, among other things, alleged trade secret misappropriation. See Part II - "Legal Proceedings" as it pertains to this matter on page 21 of this Quarterly Report on Form 10-Q.

In 1996, AFC settled litigation with DSC Communications, Inc. ("DSC") under which DSC had claimed proprietary rights to the UMC 1000 technology. In 1998, DSC filed a lawsuit against the Company alleging, among other things, that the Company's 3GDLC product infringes a DSC patent. See Part II - "Legal Proceedings" beginning on page 21 of this Quarterly Report on Form 10-Q.

In 1998, AFC settled litigation with the Industrial Technology Research Institute and its sub-licensee Member Companies, and others, involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. This settlement involved AFC granting a limited license to certain of the Company's proprietary technology. In September 1998, AFC settled litigation with Acer Netxus, Inc. enjoining them from developing, manufacturing, and selling any device utilizing or deriving from AFC's UMC 1000 technology.

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

DEPENDENCE ON THE TELECOMMUNICATIONS INDUSTRY AND SMALL TO MID-LINE SIZE MARKET. AFC's customers are concentrated in the public carrier telecommunications industry and, in the U.S. market include Competitive Local Exchange Carriers, National Local Exchange Carriers, Independent Local Exchange Carriers, and the Regional Bell Operating Companies. Accordingly, AFC's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC 1000. The target markets for the systems are the U.S. and international small to mid-line size markets. Historically, these markets have had little access to the advanced services that can be made available through the UMC 1000 and there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. The system may not be met with widespread acceptance among the telecommunications companies and other potential customers in small to mid-line size markets. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with the UMC 1000 technology which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC 1000. Infrastructure improvements may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

DEPENDENCE ON SOLE SOURCE AND LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. Certain components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. A limited number of independent contractors manufacture the subassemblies to AFC's specifications for use in the Company's products. Some of the sole source suppliers are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in the Company having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could have a material adverse effect on AFC's business, financial condition and results of operations. In particular, the Company relies upon:

- Flextronics International Ltd. and Solectron International USA, Inc. to manufacture printed circuit board assemblies ("PCBAs")

-    Siemens Microelectronics, Inc. for PCBAs components

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

-    LeeMah Electronics Inc. for fully integrated cabinets

-    Pairgain Technologies Inc. for custom enclosures and boards

- Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR Inc. to manufacture the external housing cabinets

-    Advanced Digital Graphics, Inc. for system documentation

The Company's business, financial condition and results of operations could be adversely affected if one or more of its subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to the Company or otherwise failed to meet the Company's manufacturing requirements. The Company may not be able to establish sufficient manufacturing supply from alternative sources. Current or alternative manufacturers may not be able to meet the Company's future requirements and such manufacturing services may not continue to be made available to the Company at favorable prices, or at all.

Various third party support organizations provide post sales support to AFC's domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by existing or potential customers.

DEPENDENCE ON KEY PERSONNEL. AFC's success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could have a material adverse effect on AFC's business, financial condition and results of operations. In general, the Company does not have employment agreements with, or key person life insurance for, its employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy. There can be no assurance that AFC will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require.

In April 1999, AFC announced the appointment of John A. Schofield as President and Chief Executive Officer. There can be no assurance as to the effect this management transition may have on AFC's business, financial condition and results of operations.

YEAR 2000 READINESS. AFC has formed a Year 2000 Committee to understand and address the year 2000 ("Y2K") issue as it affects the Company's infrastructure, operations, and the UMC 1000 product. Representatives from each functional area of the Company are responsible for identifying and assessing organizational readiness, preparing remediation steps, testing, and applying new standards and contingency plans. AFC has identified and assessed a majority of the potential Y2K-affected hardware, software, facility equipment, and vendors. For the most part, AFC's systems and software have been found to be Y2K compliant, or have been upgraded to compliance through manufacturers' upgrades.

The Company is currently in the process of surveying and testing its vendors' Y2K readiness and developing its own contingency plans in case of vendors' failures. Contingency plans for vendor Y2K failures include pre-qualifying alternative vendor suppliers, maintaining multiple vendor sources for critical components and assemblies, and maintaining adequate supplies of key components on hand. However, there can be no assurance that AFC will be able to obtain sufficient materials from alternative sources. Current or alternative manufacturers may not be able to meet the Company's supply requirements and such supplies may not continue to be made available at favorable prices, or at all.

A survey is currently underway of AFC's leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect AFC's operations. Temporary disruption of AFC's manufacturing, customer service, sales and marketing, research and development, information systems, and administrative functions may occur as a result of vendors' Y2K non-compliance affecting the delivery of power, telecommunications, water, and heating and cooling services. The Company plans to test and validate its internal operations, complete the vendor surveys, and finalize and implement contingency plans by mid-1999.

The UMC 1000 was originally designed and developed to be Y2K compliant. AFC utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although the Company believes that its products and operating systems are Y2K compliant, the Company's manufacturing suppliers may utilize equipment or software that is not compliant. Vendors' failures to adequately address their own Y2K compliance issues could lead to disruption of services provided by vendors, delays in delivery of components used to assemble the UMC 1000, and may affect the timing of AFC's shipment of finished product, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

AFC believes it is taking the steps necessary to understand and resolve the Y2K issues; however, failure of the Company to adequately address all known and unknown Y2K compliance issues could have a material adverse affect on AFC's business, financial condition and results of operations. The remaining Y2K readiness activities are not expected to result in significant incremental operating expenses; the Company estimates the cost to complete its Y2K readiness and contingency plans are not expected to exceed $200,000. Expenditures to date in relation to Y2K readiness have been immaterial.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC 1000 is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and the Company will need to modify the UMC 1000 or develop new versions to meet these standards. Failure of the system to comply with, or delays in meeting compliance of evolving standards both in domestic and international markets, could have a material adverse effect on the Company's business, financial condition and results of operations. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, QMI, Telcordia Technologies, Inc. ("Telcordia") formerly known as "Bellcore", other independent third party testing organizations, and by independent telecommunications companies. In international markets, the Company's products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. In addition, AFC's products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

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

AFC was first certified ANSI/ISO/ASQC Q9001-1994 ("ISO") compliant in 1997. The ISO standard defines a quality system aimed at achieving quality in design, development, production, installation and servicing. In November 1998, Quality Management Institute certified the Company's annual ISO standard. There can be no assurance that AFC will maintain such certification. The failure to maintain such certification may preclude selling the UMC 1000 in certain markets and could materially adversely affect the Company's ability to compete with other suppliers of telecommunications equipment.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ALCATEL USA/DSC. In 1997, AFC filed a lawsuit against DSC Communications Corporation ("DSC") related to AFC's hiring of a former DSC employee. In 1998, DSC was acquired and is now a part of Alcatel USA, Inc. For purposes of this footnote, reference is made only to DSC. The Company's complaint responded to DSC's litigation threats, and sought a declaratory judgment that its hiring of the former DSC employee was lawful. Following various motions and cross-complaints filed during 1998 and early 1999, DSC agreed to dismiss the entire action with prejudice, and in early February 1999, the Company and DSC filed a joint Request For Dismissal of the entire action with the Court.

During 1998, DSC filed a separate claim in the United States District Court, Eastern District of Texas, against the Company for patent infringement, alleging that AFC's 3GDLC product infringes a DSC patent. Certain discovery occurred during 1998, and the parties filed various motions, including cross-motions for summary judgment on the Company's defense that a prior Settlement Agreement between the Company and DSC barred DSC's patent claims. The Company filed a counterclaim against DSC in the patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in the Company's favor on the patent claim based on the Settlement Agreement. DSC filed an Objection to this ruling with the District Court on October 16, 1998, and the matter remains pending.

Based on reviews of the patent claim, the Company believes that AFC's 3GDLC product does not infringe the DSC patent, and that the Company has meritorious defenses to such claim. The Company intends to vigorously defend the litigation against DSC, and to prosecute its claims against DSC. However, the ultimate outcome of these lawsuits cannot be predicted. In addition, patent litigation is highly complex and can extend for a protracted period of time, which can divert the attention of management and technical personnel, and require the Company to incur substantial costs and expenses. If the patent claim were to be resolved against AFC, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RELTEC CORPORATION. In 1997, AFC filed a lawsuit against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involves RELTEC's acquisition of AFC's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. Discovery occurred during the quarter, and trial is scheduled to start in mid to late 1999.

STOCKHOLDER LITIGATION. The Company and various of its current and former officers and directors are parties to a consolidated lawsuit which purports to be a class action filed on behalf of certain of AFC's stockholders (excluding the defendants and parties related to them). The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. A hearing on defendants' motion to dismiss the complaint is scheduled for mid 1999. Limited discovery has occurred, and only limited discovery is expected to occur pending ruling on the motion to dismiss.

All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suit to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible AFC may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made.

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
   3.3.1       Fifth Amended and Restated Certificate of Incorporation of the
               Registrant. (3)

   3.3.2       Certificate of Designation of Series A Junior Participating
               Preferred Stock. (5)

   3.5         Amended and Restated Bylaws of the Registrant. (2)

   4.1         Specimen Certificate of Common Stock. (1)

   4.2         Series E Preferred Stock Purchase Agreement, dated September 29,
               1995 between the Registrant and certain purchasers of the Registrant's Series E Preferred Stock. (1)

   4.3         Certificate of Incorporation of the Registrant (included in
               Exhibit 3.3.1).

   4.4 Rights Agreement dated as of May 13, 1998, between the Registrant and BankBoston, N.A. (5)

   4.5         Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A. (7)

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

   10.4.1      Form of Amendment to Warrants and Performance Warrants. (1)

   10.5        Warrant Issued in Connection with the Sale of the Registrant's
               Series E Preferred Stock on

               September 29, 1995. (1)

   10.6 Restricted Stock Issuance Agreement, dated May 19, 1995 between the Registrant, Donald Green and Maureen Green. (1)

   10.7 Compensation Agreement, dated May 19, 1995 between the Registrant and Donald Green. (1)

   10.8        Promissory Note Secured by Pledge Agreement, dated May 31, 1995 by Donald Green in favor of the Registrant. (1)

   10.9        Stock Pledge Agreement, dated June 16, 1995 between the
               Registrant and Donald Green. (1)

   10.10       Compensation Agreement, dated March 23, 1999 between the
               Registrant and John A. Schofield.

   10.11       Hangzhou Aftek Communication Registrant Ltd. Contract, dated June
               18, 1994 between Advanced Fibre Technology Communication (Hong
               Kong) Limited and Hangzhou Communication Equipment Factory of the
               MPT., HuaTong Branch. (1) +

   10.12       1445 & 1455 McDowell Boulevard North Net Lease, dated February 1,
               1993 between the Registrant and G & W/ Redwood Associates Joint
               Venture, for the premises located at 1445 McDowell Boulevard
               North. (1)

   10.14       Redwood Business Park Net Lease, dated July 10, 1995 between the
               Registrant and G & W/Redwood Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North. (1)

   10.15       Redwood Business Park Net Lease, dated June 3, 1996 between the
               Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court. (1)

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

   10.24       Form of Notice of Grant of Stock Option pertaining to the 1996
               Plan. (1)

   10.24.1     Form of Notice of Grant of Non-Employee Director Automatic Stock
               Option pertaining to the 1996 Plan. (1)

   10.25       Form of Stock Issuance Agreement pertaining to the 1996 Plan. (1)

   10.26       The Registrant's Employee Stock Purchase Plan. (1)

   10.27       Stock Issuance Agreement, dated June 30, 1997 between the
               Registrant and Peter A. Darbee. (2)

   10.28       Note secured by Stock Pledge Agreement, dated June 30, 1997 by
               Peter A. Darbee in favor of the Registrant. (2)

   10.29       Stock Pledge Agreement, dated June 30, 1997 between the
               Registrant and Peter A. Darbee. (2)

   10.30 Consulting Agreement, dated May 19, 1997 between the Registrant and Peter A. Darbee. (2)

   10.31       Cypress Center Net Lease, dated October 9, 1997 between the
               Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard. (4)

   10.32       Redwood Business Park Net Lease, dated August 4, 1997 between the
               Registrant and G & W/ Copley Redwood Business Park, L.P., for the premises located at 1435 McDowell Boulevard North. (8)

   10.33 Redwood Business Park Net Lease, dated October 23, 1997 between the Registrant and G & W/ Copley Redwood Business Park, L.P., for the premises located at 1465 McDowell Boulevard North. (8)

   10.34       Revolving Credit Agreement, dated July 30, 1998 between the
               Registrant and Banque Nationale De Paris and Bank of America
               National Trust and Savings Association. (6)

   10.35       Redwood Business Park Net Lease, dated July 10, 1998 between the
               Registrant and G & W/Copley Redwood Business Park, L.P., for the premises located at 1347 Redwood Way. (8)

   21.1        Subsidiaries of the Registrant. (1)

   27.1        Financial data schedule.

1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (no.333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 10, 1998.

7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999.

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



                                        ADVANCED FIBRE COMMUNICATIONS, INC.
                                        (Registrant)



Dated:  May 7, 1999                     By:  /s/ Peter A. Darbee
                                             -----------------------------------
                                        Name:  Peter A. Darbee
                                        Title: Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                               (Duly Authorized Signatory and
                                               Principal Financial Officer)