Form 10-Q
period 1999-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1999-08-06
CIK 898805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                                                  Yes [X] No [ ]



As of July 30, 1999, 77,067,929 shares of the Registrant's common stock, $0.01 par value, were outstanding.

================================================================================

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS




                                                                                           PAGE
                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998...........................................2
           Condensed Consolidated Statements of Income
               Three and six months ended June 30, 1999 and 1998.............................3
           Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 1999 and 1998.......................................4
           Notes to Condensed Consolidated Financial Statements..............................5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................21
Item 2. Changes in Securities and Use of Proceeds...........................................21
Item 3. Defaults Upon Senior Securities.....................................................21
Item 4. Submission of Matters to a Vote of Security Holders.................................21
Item 5. Other Information...................................................................21
Item 6. Exhibits and Reports on Form 8-K....................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                         June 30,         December 31,
                                                                           1999              1998
                                                                         ---------         ---------
ASSETS
      Current assets:
         Cash and cash equivalents                                       $  30,759         $  20,669
         Marketable securities                                             112,478            90,084
         Accounts receivable, net                                           65,453            74,967
         Inventories, net                                                   41,222            53,060
         Other current assets                                                7,720             8,257
                                                                         ---------         ---------
            Total current assets                                           257,632           247,037

      Property and equipment, net                                           54,453            49,315
      Other assets                                                          10,505            11,531
                                                                         ---------         ---------
            TOTAL ASSETS                                                 $ 322,590         $ 307,883
                                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                                $  14,846         $  12,573
         Accrued liabilities                                                25,466            25,140
                                                                         ---------         ---------
            Total current liabilities                                       40,312            37,713

      Long-term liabilities                                                  2,322             1,870

      Commitments and contingencies

      Stockholders' equity:
         Preferred stock, $0.01 par value; 5,000,000 shares
           authorized in 1999 and 1998; no shares issued
           and outstanding                                                      --                --
         Common stock, $0.01 par value; 200,000,000 shares
           authorized in 1999 and 1998; 76,929,690 and 75,716,153
           shares issued and outstanding in 1999 and 1998,
           respectively                                                        769               757
         Additional paid-in capital                                        215,653           210,420
         Notes receivable from stockholders                                   (436)             (730)
         Retained earnings                                                  63,970            57,853
                                                                         ---------         ---------
            Total stockholders' equity                                     279,956           268,300
                                                                         ---------         ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 322,590         $ 307,883
                                                                         =========         =========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                               Three Months Ended June 30,     Six Months Ended June 30,
                                                ------------------------        ------------------------
                                                  1999            1998            1999            1998
                                                --------        --------        --------        --------
Revenues                                        $ 68,832        $ 85,345        $133,798        $171,089
Cost of revenues                                  36,932          46,696          72,414          92,271
                                                --------        --------        --------        --------
        Gross profit                              31,900          38,649          61,384          78,818
                                                --------        --------        --------        --------

Operating expenses:
     Research and development                     11,942          10,429          23,548          18,741
     Selling, general and administrative          16,710          18,068          31,586          32,829
                                                --------        --------        --------        --------
        Total operating expenses                  28,652          28,497          55,134          51,570
                                                --------        --------        --------        --------

Operating income                                   3,248          10,152           6,250          27,248

Other income, net                                  1,387             980           2,881           2,125
                                                --------        --------        --------        --------
Income before income taxes                         4,635          11,132           9,131          29,373

Income taxes                                       1,530           3,896           3,014          10,280
                                                --------        --------        --------        --------

Net income                                      $  3,105        $  7,236        $  6,117        $ 19,093
                                                ========        ========        ========        ========

Basic net income per share                      $   0.04        $   0.10        $   0.08        $   0.26
                                                ========        ========        ========        ========

Shares used in basic per share
computations                                      76,800          74,298          76,689          74,225
                                                ========        ========        ========        ========


Diluted net income per share                    $   0.04        $   0.09        $   0.08        $   0.24
                                                ========        ========        ========        ========

Shares used in diluted per share
computations                                      79,501          79,741          79,610          79,608
                                                ========        ========        ========        ========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  6,117         $ 19,093
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                      6,604            2,744
        Tax benefit from option exercises                                  2,388            8,092
        Deferred income taxes                                                666             (457)
        Changes in operating assets and liabilities:
           Accounts receivable                                             9,514           (8,556)
           Inventories                                                    11,838           (3,296)
           Other assets                                                      546           (4,832)
           Accounts payable                                                2,273            2,875
           Other liabilities                                                 778           (4,395)
                                                                        --------         --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      40,724           11,268
                                                                        --------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Property and equipment additions, net                               (11,391)         (16,012)
     Net sales (purchases) of marketable securities                      (22,394)           7,513
                                                                        --------         --------
           NET CASH (USED IN) INVESTING ACTIVITIES                       (33,785)          (8,499)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and                    3,151            4,406
     warrants, net
                                                                        --------         --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,151            4,406
                                                                        --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     10,090            7,175

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            20,669            9,053
                                                                        --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 30,759         $ 16,228
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

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries ("AFC" or the "Company"). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

AFC operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the second quarter and first half of 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                                     June 30,         December 31,
                                                       1999               1998
                                                      -------            -------
Raw materials                                         $ 9,316            $16,135
Work-in-progress                                          913                566
Finished goods                                         30,993             36,359
                                                      -------            -------
Inventories, net                                      $41,222            $53,060
                                                      =======            =======


NOTE 3  COMMITMENTS AND CONTINGENCIES

ALCATEL USA/DSC During 1998, DSC filed a claim in the United States District Court, Eastern District of Texas, against the Company for patent infringement, alleging that AFC's 3GDLC product infringes a DSC patent. DSC was acquired in 1998 and is now a part of Alcatel USA, Inc.; for purposes of this footnote, reference is made only to DSC. Certain discovery occurred and the parties filed various motions, including cross-motions for summary judgment on our defense that a prior Settlement Agreement between the Company and DSC barred DSC's patent claims. We filed a counterclaim against DSC in the patent action alleging federal antitrust violations, unfair competition, breach of a prior settlement agreement and other related claims. By a Report And Recommendation filed October 2, 1998, the United States Magistrate Judge recommended that the District Court grant summary judgment in our favor on the patent claim based on the Settlement Agreement. Pursuant to a settlement reached in June 1999, the Court dismissed the entire case without prejudice on June 29, 1999.

MARCONI/RELTEC CORPORATION In 1997, AFC filed a lawsuit against RELTEC Corporation, alleging trade secret misappropriation, tortious interference with a contract, and related claims. RELTEC was acquired in 1999 by GEC and has changed its name to Marconi Communications, Inc.; for purposes of this footnote, reference is made only to RELTEC. The case involves RELTEC's acquisition of AFC's technology through the Company's Taiwan-based licensee,

Vidar-SMS Co., Ltd. A pre-trial hearing is scheduled for August 27, 1999. We expect that trial will commence within 90 days after this hearing.

STOCKHOLDER LITIGATION AFC and various of its current and former officers and directors are parties to a consolidated lawsuit which purports to be a class action filed on behalf of certain of our stockholders (excluding the defendants and parties related to them). The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. Defendants' motion to dismiss the complaint is currently pending before the court. Limited discovery has occurred, and only limited discovery is expected to occur pending ruling on the motion to dismiss.

This action is in the early stages of proceedings. Based on current information, we believe the suit to be without merit and intend to defend the Company and its officers and directors vigorously. Although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

NOTE 4  COMPREHENSIVE INCOME

We have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires classification of items of comprehensive income, which includes changes in stockholders' equity with the exception of additional investments by stockholders. Additional disclosures required by this statement have not been included in the condensed consolidated financial statements because there are no material differences between net income and comprehensive income for all periods presented.

NOTE 5  SEGMENT REPORTING

We derive substantially all of our revenues from sales of one product, the Universal Modular Carrier 1000(TM) (the "UMC1000"), and our company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate in one operating segment and report only certain enterprise-wide disclosures.

For the second quarter of 1999, revenues from sales to external customers were $68,802,000, compared with $83,730,000 in the same period of 1998. Revenues from sales to external customers for the six months ended June 30, 1999 were $133,667,000, as compared with $165,763,000 in the comparable period of 1998. We operate in one operating segment; thus, there is not a difference between reportable income and consolidated income. Long-lived assets located in the U.S. increased to $63,829,000 as of June 30, 1999 from $59,368,000 as of December 31, 1998. Long-lived assets located in foreign countries decreased to $1,129,000 as of June 30, 1999 from $1,393,000 as of December 31, 1998.

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

The following table sets forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the second quarter and first half of 1999 and 1998 (in thousands, except per share data):

                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------  -------------------------
                                                     1999          1998          1999          1998
                                                    -------       -------       -------       -------
Net income                                          $ 3,105       $ 7,236       $ 6,117       $19,093
                                                    =======       =======       =======       =======
Shares used in basic per share
  calculations, actual weighted
  average common shares outstanding
  for the period                                     76,800        74,298        76,689        74,225

Weighted average number of shares upon
  conversion of redeemable convertible
  preferred stock                                        --            --            --            --

Weighted average number of shares upon
  exercise of dilutive options and warrants           2,701         5,443         2,921         5,383
                                                    -------       -------       -------       -------

Shares used in diluted per share calculations        79,501        79,741        79,610        79,608
                                                    =======       =======       =======       =======

Basic net income per share                          $  0.04       $  0.10       $  0.08       $  0.26
                                                    =======       =======       =======       =======

Diluted net income per share                        $  0.04       $  0.09       $  0.08       $  0.24
                                                    =======       =======       =======       =======

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

Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results," are:

-   Potential Fluctuations in Future Operating Results and Seasonality
-   Customer Concentration
-   Delays in Product Development and Product Feature Releases
-   Risks Associated with International Markets
-   Competition
-   Risk of Failure to Manage Expanding Operations
-   Concentrated Product Line, New Product Features and Rapid Technological
    Change
- Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement
-   Dependence on the Telecommunications Industry and Small to Mid-Line Size
    Market
- Dependence on Sole Source and Limited Number of Third-Party Manufacturers and Support Organizations
-   Dependence on Key Personnel
-   Risks Associated with Pending Litigation
-   Year 2000 Readiness
-   Compliance with Regulations and Industry Standards
- Other risks identified from time to time in the Company's Reports and Registration Statements filed with the Securities and Exchange Commission

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 7 of this Form 10-Q.

OVERVIEW

AFC designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) ("UMC1000"), a cost-effective, multi-service digital loop carrier system developed to serve small to mid-line size markets. We have designed the UMC1000 to enable telecommunications companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber and analog radio networks. The Third Generation Digital Loop Carrier(TM) ("3GDLC") is an enhanced version of the UMC1000 designed to accommodate the bandwidth and connectivity requirements of current and future local loop applications, including GR-303 digital interfaces.

RESULTS OF OPERATIONS

REVENUES. In the second quarter ended June 30, 1999, our revenues decreased $16.5 million, or 19.3%, to $68.8 million as compared with $85.3 million for the same period of 1998. Revenues in the first half of 1999 were $133.8 million, a decrease of $37.3 million, or 21.8%, as compared with $171.1 million recorded in the first half of 1998.

The decreases in revenues in the second quarter and first half of 1999 from the comparable periods in 1998 were primarily due to lower international sales in 1999. International revenues totaled $8.1 million in the second quarter of 1999, compared with $26.5 million for the comparable period in 1998, and represented 11.8% and 31.1% of total revenues, respectively. The decline in international revenues was primarily due to lower sales to customers in South Africa, Venezuela, and France.

International revenues were $16.8 million in the first half of 1999, compared with $56.8 million in the first half of 1998, and represented 12.6% and 33.2% of total revenues, respectively. Revenues from sales to customers in South Africa, Venezuela, and France, which accounted for an aggregate of 23.8% of total revenues in the first half of 1998, declined in the comparable period of 1999 to an aggregate of 5.8% of total revenues. We also experienced lower international royalty income levels in the quarter and year-to-date periods ended June 30, 1999 as compared with the corresponding periods of 1998.

Domestic revenues in the second quarter of 1999 were $60.7 million as compared with $58.8 million in the corresponding quarter of 1998, an increase of 3.2%. In the first half of 1999, domestic revenues were $117.0 million as compared with $114.3 million in the corresponding period of 1998. The increase in domestic revenues for both periods was primarily due to higher sales to Regional Bell Operating Company and Competitive Local Exchange Company customers, partially offset by lower sales to GTE.

In 1999, North Supply Company, a subsidiary of Sprint, accounted for 15.2% of total revenues in the second quarter and 14.4% in the first half of the year. During 1998, Integrators of System Technology (Pty) Ltd. in South Africa accounted for 13.0% of total revenues in the second quarter and 13.1% in the first half of the year. No other customer accounted for 10% or more of total revenues in any of these periods. Although the Company's largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that our principal customers will continue to purchase product from us at current levels, if at all. The loss of one or more principal customers may result in lower revenues and decreased net income.

GROSS PROFIT. In the second quarter of 1999, gross profit as a percentage of revenues grew to 46.3% from 45.3% in 1998. In the first half of 1999 and 1998, gross profit was 45.9% and 46.1%, respectively.

The increase in gross profit margin in the second quarter of 1999 as compared with 1998 was primarily due to lower product costs, reflecting customer and product mix and product cost savings. However, the gross profit margin decreased in the first half of 1999 as compared with the corresponding period of 1998, as a result of lower royalty income levels and higher manufacturing variances partially offset by lower product costs. In the future, gross profit may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales, the customer mix, the product feature component mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product feature introductions or announcements by us or our competitors, price competition, unit volume, royalty revenues, and changes in warranty coverage.

RESEARCH AND DEVELOPMENT. In the second quarter of 1999, research and development expenses increased $1.5 million to $11.9 million compared with $10.4 million for the same period in 1998 and represented 17.3% and 12.2% of total revenues, respectively. In the first half of 1999, research and development expenses increased $4.8 million to $23.5 million compared with $18.7 million in 1998 and represented 17.6% and 10.9% of total revenues, respectively.

The increases in research and development expenses for the second quarter and first half of 1999 as compared with 1998 reflects our continuing research and development efforts in areas such as fiber to the curb technology, asymmetric digital subscriber line, digital subscriber line services, switch interfaces, and asynchronous transfer mode broadband capabilities, among other projects. The increases were primarily a result of salaries and benefits and material and depreciation costs associated with test equipment used to develop and test new product features. Also included in the 1999 second quarter expenses was approximately $0.5 million in severance and other charges associated with the closure of a development office, reduction in force, and the write-off of a software license. As of June 30, 1999, the number of employees in research and development was 251 compared with 248 as of June 30, 1998. The company-wide reduction in force, which averaged 9% company-wide, is reflected in the June 30, 1999 headcount level. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE. For the second quarter of 1999, selling, general and administrative expenses decreased $1.3 million to $16.7 million compared with $18.0 million for the same period in 1998 and represented 24.3% and 21.2% of total revenues, respectively. In the first half of 1999, selling, general and administrative expenses decreased $1.2 million to $31.6 million compared with $32.8 million for the same period in 1998 and represented 23.6% and 19.2% of total revenues, respectively.

The decreases in selling, general and administrative expenses in the 1999 periods as compared with 1998 reflect several factors, including lower international distributor commissions, savings in hiring and relocation costs, cost containment efforts in travel and entertainment, and decreased use of outside consultants and services. These declines in expenses were partially offset by higher litigation costs and approximately $1.6 million in severance costs and charges for consolidating and closing down certain offices in the second quarter of 1999. Leasehold improvements were written off for two buildings we plan to sublease, and we also closed our India office resulting in a write-off of the investment in our India subsidiary. Selling, general and administrative headcount decreased 15.3% to 299 as of June 30, 1999 from 353 as of June 30, 1998, reflecting the company-wide reduction in force, which occurred in May 1999.

INCOME TAXES. For the second quarter and first half of 1999 and 1998, we recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 35.0% in the second quarter and first half of 1998 to 33.0% in the comparable periods of 1999. This reduction was primarily due to an increase in expected tax credits derived from research and development, a lower combined effective state income tax expense, and benefits from tax exempt interest income and our Foreign Sales Corporation.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, cash and cash equivalents were $30.8 million, compared with $20.7 million as of December 31, 1998. Marketable securities totaled $112.5 million as of June 30, 1999, compared with $90.1 million as of December 31, 1998.

Operating activities for the first half of 1999 generated net cash of $40.7 million. This was primarily the result of net income, non-cash depreciation and amortization expenses and decreases in accounts receivable and inventory. Net cash of $33.8 million was used in investing activities in the first half of 1999, as a result of net purchases of marketable securities and capital asset acquisitions.

We are in the process of renewing our $50.0 million unsecured bank line, pending AFC board of directors' approval in August. The existing bank line is through two banks with an interest rate of prime, or LIBOR plus .75%. The terms of the existing agreement originally expired in July 1999, but have been extended pending the board's approval. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. The bank line requires us to comply with certain debt and financial covenants. As of June 30, 1999, $2.2 million in letters of credit and no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

We have lease lines totaling $5.1 million that were used for equipment and furniture purchases.

We also maintain bank facilities with two banks under which we may open foreign exchange contracts up to $40.0 million. There are no borrowing provisions associated with these facilities. As of June 30, 1999, there were $1.2 million in foreign exchange contracts outstanding.

Our facility obligations and commitments are based in part on anticipated growth projections, and, in the near-term, are relatively fixed. Based on existing commitments for additional office space, we will have excess office space in the near future. We have subleased a portion of the excess office space and we are actively pursuing subleasing additional space that will become available in the future. We are also currently in negotiations with our landlord to restructure the existing commitments. Our operating expenses and cash flows could be adversely affected if we are unable to, in a timely manner, restructure our existing commitments or sublease the excess facility space at rents comparable to our obligations.

We believe that our existing cash and short-term investments, available credit facilities and cash flows from operating and financing activities will be adequate to support AFC's financial resource needs, including working capital requirements, capital expenditures and operating lease obligations for the next twelve months.


FOREIGN CURRENCY AND INTEREST RATE RISK

We are exposed to market risk as a result of foreign exchange rate fluctuations. We sell the UMC1000 in the Asia Pacific region, an area in which some countries have experienced adverse economic conditions and the devaluation of certain currencies. The UMC1000 is sold in this region, primarily in China, under U.S. dollar-denominated contracts. The UMC1000 is also marketed in Central and Latin American countries, including Venezuela and Brazil. The decrease in oil revenues in Venezuela, combined with the effects of that country's monetary policy, have led to adverse economic conditions and a decline in the value of the bolivar relative to the dollar. Deterioration in the Brazilian economy has resulted in the significant devaluation of the Brazilian real. The impact of these downturns on other countries in the region has yet to be determined. Sales of the UMC1000 in this region are made under U.S. dollar denominated contracts. One of our customer contracts is payable in French francs and the receivable is hedged using forward currency exchange contracts. The remainder of international sales are denominated in U.S. dollars. The introduction in 1999 of the "Euro" currency could cause increased competition among European companies which in turn could cause the value of the Euro to materially fluctuate relative to the U.S. dollar. Adoption of the Euro has not had a material impact on our business, results of operations or financial condition. We have sales and representative offices in Hong Kong, Shanghai and the U.K. Operating expenses for these offices have historically been short-term in nature and are immaterial on a consolidated basis.

Changes in domestic interest rates create risk for AFC and may cause adverse fluctuations of its marketable securities portfolio and cash flows. Changes in short-term U.S. interest rates affect the market value of those marketable securities. Because of the short-term nature of its investment portfolio, we believe our exposure to these market fluctuations is not significant. We may be affected by changes in the short-term U.S. Prime Rate and the resulting interest rate on amounts borrowed under the line of credit.

SEASONALITY

Our customers normally install a portion of the UMC1000 in outdoor locations. Shipments of the UMC1000 are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales are to companies in North America, and, accordingly, we believe the effect of seasonality will cause our revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31.

YEAR 2000 READINESS DISCLOSURE

We have formed a Year 2000 Committee to understand and address the year 2000 ("Y2K") issue as it affects AFC's infrastructure, operations, and the UMC1000 product. Representatives from each functional area are responsible for identifying and assessing organizational readiness, preparing remediation steps, testing, and applying new standards and contingency plans. We have identified and assessed a majority of the potential Y2K-affected hardware, software, facility equipment, and vendors. For the most part, our systems and software have been found to be Y2K compliant, or have been upgraded to compliance through manufacturers' upgrades.

We have surveyed 100% of our mission critical vendors regarding their Y2K readiness. In some cases, we reviewed vendors' Y2K readiness plans to gain further assurance as to the adequacy and scope of their assessment, testing, remediation, and contingency plans in the event of Y2K-related failures. We have developed our own contingency plans in case of vendors' failures which include pre-qualified alternative vendors, multiple vendor sources for critical components and assemblies, and adequate supplies of key components on hand. However, there can be no assurance that we will be able to obtain sufficient materials from alternative sources. Current or alternative manufacturers may not be able to meet our supply requirements and such supplies may not continue to be made available at favorable prices, or at all.

We are currently surveying our leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect our operations. Vendors' Y2K non-compliance may affect the delivery of power, telecommunications, water, and heating and cooling services. Additionally, transportation, banking, and government services may be impacted by non-compliance. In such an event, we may experience temporary disruption of our manufacturing, customer service, sales and marketing, research and development, information systems, treasury, and administrative functions. Due to additional leased property commitments beginning in Fall 1999, we have extended the period for assessing and completing the property and facility vendor surveys until after we have completed a planned move into the facilities. We plan to test and validate the operations of the new facility and finalize and implement contingency plans by late 1999.

The UMC1000 was originally designed and developed to be Y2K ready. The UMC1000 utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although we believe that the UMC1000 is Y2K ready, our manufacturing suppliers may utilize equipment or software that is not compliant. Vendors' failures to adequately address their own Y2K compliance issues could lead to disruption of services provided by vendors, delays in delivery of components used to assemble the UMC1000, and may affect the timing of our shipment of finished product. Any of these factors could result in, among other things, delays in or loss of customer orders, decreased revenue levels, and delays in customer service.

We believe we are taking the steps necessary to understand and resolve the Y2K issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, unforeseen operating expenses, and lowered net income. The remaining Y2K readiness activities are not expected to result in significant incremental operating expenses; and we estimate the cost to complete our Y2K readiness and contingency plans will not exceed $200,000. We track external costs incurred to remedy Y2K-effected software, hardware, and embedded technology; however, we do not separately track internal costs incurred, such as the Y2K-related pro-rata payroll costs for employee representatives from each functional area of the Company. Expenditures to date in relation to Y2K readiness have been immaterial.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS AND SEASONALITY. Our operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of our control, that could, among other things, lower revenues, increase operating expenses, and lower net income. These factors include:

-   Domestic and International sales mix
-   Customer mix
-   Product component mix
-   Timing and size of orders which are received and can be shipped in a quarter
-   Availability of adequate supplies of key components and assemblies
-   Ability to introduce new product features and technologies on a timely basis
- Timing of new product feature introductions or announcements by us or by our competitors
-   Price competition
-   Unit volume
-   Royalty revenue levels
-   Excess or obsolete inventory
-   Adequacy of manufacturing capacity
-   Customers' ability to pay when due
-   Expanded warranty coverage

We sell the UMC1000 primarily to telecommunications companies installing the UMC1000 as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. The UMC1000 typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Our customers normally install a portion of the UMC1000 in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in the governments' budgets, political environment and delays in receiving government approval for deployment of the UMC1000 system in the local loop.

Expenditures for research and development, marketing and sales, and general and administrative functions are based in part on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the UMC1000 relative to planned levels could result in, among other things, higher operating expenses and lowered net income.

All of the above factors are difficult to forecast, and these or other factors could, among other things, lower revenues, increase operating expenses, and lower net income. As a result, we believe that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that we will sustain or increase our profitability in the future.

Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. We attempt, through timely press releases and announcements, to disclose significant factors impacting, or expected to impact, the business, financial condition, and results of operations. However, due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside of our control, such as market analysts' published expectations and short traders' activities can cause a material fluctuation in the stock price. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation could result in substantial litigation costs, and a diversion of management's attention and resources from the operations of AFC. See Part I "Note 3 Commitments and Contingencies" as it pertains to this matter on page 6 of this Quarterly Report on Form 10-Q.

CUSTOMER CONCENTRATION. For the second quarter of 1999, North Supply Company, a subsidiary of Sprint, accounted for 15.2% of total revenues and Integrators of System Technology (Pty) Ltd. in South Africa accounted for 13.0% in the second quarter of 1998. In the first half of 1999, North Supply Company accounted for 14.4% of total revenues. In the first half of 1998, Integrators of System Technology (Pty) Ltd. accounted for 13.1% of total revenues. No other single customer accounted for 10% or more of total revenues in any of these period. Our five largest customers accounted for 40.7% of total revenues in the second quarter of 1999 and 44.0% in the corresponding period of 1998. Year to date, our five largest customers accounted for 40.9% of total revenues in 1999, and 44.8% in 1998. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of our customers have entered into agreements requiring them to purchase a minimum amount of product from us. There can be no assurance that principal customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merged with another telecommunications company, there can be no assurance that such customer will continue to purchase the UMC1000. The loss of one or more major customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining major customers.

DELAYS IN PRODUCT DEVELOPMENT & PRODUCT FEATURE RELEASES. We have experienced delays in completing development and introduction of new product variations and feature enhancements, and there can be no assurance that such delays will not continue or re-occur in the future. We could incur contract penalties should we fail to meet production and delivery time schedules on certain orders. There can be no assurance that we will be successful in developing new product features and releasing products to the market before our competitors. The UMC1000 contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the UMC1000 after commencement of shipments, resulting in delays in, or cancellation of, customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could result in, among other things, decreased revenues, lowered net income, and decreases in cash flows.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. Operating in international markets subjects us to certain risks, including:

-   Political and economic conditions
-   Tariffs or other barriers
-   Staffing and managing international operations
-   Exchange rate fluctuations
-   Exchange and repatriation controls on foreign earnings
-   Changes in regulatory requirements
-   Negative tax consequences
-   Longer sales and payment cycles
-   Collection of accounts receivable

International sales constituted 11.8% of total revenues in the second quarter of 1999 and 12.6% year to date. International sales in the corresponding quarter and year to date period of 1998 were 31.1% and 33.2%, respectively. Sales to customers in South Africa, Venezuela, and France decreased significantly in the second quarter and year-to-date periods of 1999 as compared with the corresponding periods in 1998. We continue to experience certain difficulties in international markets. The economies in some of the Asia Pacific and Central and Latin America countries have deteriorated, resulting in the devaluation of currencies in certain of these countries. We expect that adverse economic conditions in foreign countries or foreign currency exchange rates could result in, among other things, delays in or cancellation of customer orders, decreased revenues, and lowered net income. Our management is currently in the process of re-evaluating our international strategies. There can be no assurance that we will successfully expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect consolidated revenues, gross profit, and net income.

We are entering new international markets, which demand significant management attention and financial commitment. Successful expansion of international operations and sales in certain markets may depend on our ability to establish and maintain productive strategic relationships. We rely on a number of third party distributors and sales representatives to market and sell the UMC1000 outside of North America. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. There can be no assurance that we will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. There can be no assurance that we will be able to increase international sales of the UMC1000 through strategic relationships or joint ventures. The failure to do so could significantly limit the ability to expand international operations and could, among other things, decrease revenues, gross profit, and net income.

Many international telecommunications companies are owned or strictly regulated by local authorities. Access to such markets is often difficult to obtain due to trade barriers and established relationships between a government-owned or controlled telecommunications company and its traditional indigenous equipment suppliers. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may, among other things, have the effect of increasing our operating expenses, lowering our net income, and decreasing cash flows. We are required to post bid and performance bonds for certain customers in some international markets. Failure to meet delivery schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could, among other things, increase our operating expenses and lower our net income.

International sales are currently primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product less competitive in international markets. Refer to Part I - "Foreign Currency and Interest Rate Risk" as it pertains to this matter on page 11 of this Quarterly Report on Form 10-Q.

Compliance with various country-specific regulations and standards must be attained to compete in international markets. Any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could result in, among other things, delays in or loss of customer orders, decreased revenues, and lowered net income.

COMPETITION. Many of our competitors have more extensive financial, marketing and technical resources than AFC and enjoy superior name recognition in the market. Our primary competitors include: ADC Telecommunications, Inc., Alcatel Alsthom Compagnie, Ericsson Inc., Fujitsu America, Inc., Hitron Technology, Inc., Huawei Technologies Co. Ltd., Lucent Technologies, Inc., Marconi Communications, Inc., NEC America, Inc., Nokia Telecommunications, Northern Telecom Ltd., Opnet Technologies Co. Ltd., Shenzhen Zhongxing Telecom Corporation, Ltd., UT Starcom, Inc., and Vidar-SMS Co. Ltd.

As a result of the Settlement Agreement and related agreements entered into with the Industrial Technology Research Institute, certain of its Member Companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute version of the UMC1000 outside of North America. Such entities currently compete with AFC in international markets, primarily in China. Upon termination of certain restrictions set forth in the Settlement Agreement, those Member Companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC1000 technology in January 2005, and will be able to compete with us worldwide. We have successfully settled our litigation against Acer Netxus, Inc. ("Acer"). Among other things, the Settlement Agreement and a related Federal Court judgment permanently enjoin Acer from developing, manufacturing, or selling any product that uses or derives from the UMC1000 technology.

We believe rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Industry consolidation among our competitors may provide those companies with price competition leverage and broader product lines superior to AFC's pricing and present technology. Moreover, we believe that technological and regulatory change will continue to attract new entrants to the market in which we compete. There can be no assurance that AFC will be able to compete successfully in the future.

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. We have experienced a period of rapid growth over the last several years, which has imposed significant burdens on management, operations, finance, and other resources. We need to continue to recruit, train, assimilate, motivate and retain qualified managers and employees to effectively manage our operations. Our results of operations could be adversely affected if revenues do not increase sufficiently to compensate for any increase in operating expenses and facility obligations resulting from any expansion. Any business disruption, other system transition difficulties or failure to effectively manage our domestic and international operations or any current or future growth could result in, among other things, increased operating expenses, lowered net income, and decreases in cash flow.

There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption.

Our facility obligations and commitments are based in part on anticipated growth projections, and in the near term are relatively fixed. Based on existing commitments for additional office space, we will have excess office space in the future. We have subleased a portion of the excess office space and we are actively pursuing subleasing additional space that will become available in the future. We are also currently in negotiations with our landlord to restructure the existing commitments. Our operating expenses, net income, and cash flow could be adversely affected if we are unable, in a timely manner, to restructure our existing commitments or sublease the excess facility space at rents comparable to our obligations.

CONCENTRATED PRODUCT LINE, NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. Substantially all of our revenues are derived from the UMC1000 and we expect this concentration will continue in the foreseeable future. Any decrease in the overall level of sales of, or the prices for the UMC1000 could result in, among other things, decreased revenues and lowered net income. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the UMC1000, or product obsolescence, among others.

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success will depend upon our ability to enhance the UMC1000 technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. New product feature enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. There can be no assurance that we will overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that new products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Substantial costs may be incurred to modify the UMC1000 and build our infrastructure to accommodate these changes. From time to time, we may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the UMC1000 and that may cause customers to defer purchasing the UMC1000.

The introduction of new industry digital switch interfaces, such as GR-303, TR-08, and V5 reduce the amount of equipment required to support each access line or port. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the UMC1000, diminish market acceptance of the system or render the system obsolete and possibly result in, among other things, loss of customer orders, decreased revenues, and lowered net income.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the UMC1000 product, but four patent applications are pending. These intellectual property protection measures may not be sufficient to prevent misappropriation of AFC's technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders, decreased revenues, and lower net income. We are currently involved in a dispute with RELTEC Corporation regarding, among other things, alleged trade secret misappropriation. See Part I - "Note 3 Commitments and Contingencies" as it pertains to this matter on page 5 of this Quarterly Report on Form 10-Q.

In 1996, we settled litigation with DSC Communications, Inc. ("DSC") under which DSC had claimed proprietary rights to the UMC1000 technology. In June 1999, we settled litigation with DSC under a separate proprietary rights claim to our UMC1000 technology. See Part I "Note 3 Commitments and Contingencies" on page 5 of this Quarterly Report on Form 10-Q.

In 1998, we settled litigation with the Industrial Technology Research Institute and its sub-licensee Member Companies, and others, involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. This settlement involved AFC granting a limited license to certain of the Company's proprietary technology. In September 1998, we settled litigation with Acer Netxus, Inc. enjoining them from developing, manufacturing, and selling any device utilizing or deriving from our UMC1000 technology.

In the future, we may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by AFC. Any such litigation could be costly and cause diversion of management's attention from running the operations of AFC, either of which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products, any one of which could, among other things, decrease our revenues, increase our operating expenses, lower our net income, and decrease our cash flows. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

DEPENDENCE ON THE TELECOMMUNICATIONS INDUSTRY AND SMALL TO MID-LINE SIZE MARKET. Our customers are concentrated in the public carrier telecommunications industry and, in the U.S. market include Competitive Local Exchange Carriers, National Local Exchange Carriers, Independent Local Exchange Carriers, and the Regional Bell Operating Companies. Accordingly, our future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the UMC1000. The target markets for the systems are the U.S. and international small to mid-line size markets. Historically, these markets have had little access to the advanced services that can be made available through the UMC1000 and there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchase decisions. The system may not be met with widespread acceptance among the telecommunications companies and other potential customers in small to mid-line size markets. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with the UMC1000 technology which could result in, among other things, delays in or cancellation of customer orders, decreased revenues, and lower net income. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC1000. Infrastructure improvements may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

DEPENDENCE ON SOLE SOURCE AND LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. Certain components used in our products, including our proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of suppliers. A limited number of independent contractors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source suppliers are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays in or cancellation of customer orders, decreased revenues, lower gross profit, lower net income, and decreased cash flows. In particular, we rely upon:

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

Our production and shipping schedules could be adversely affected if one or more of our subcontractors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to us or otherwise failed to meet our manufacturing requirements. We may not be able to establish sufficient manufacturing supply from alternative sources. Current or alternative manufacturers may not be able to meet our future requirements and such manufacturing services may not continue to be made available to us at favorable prices, or at all.

Various third party support organizations provide post sales support to our domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by existing or potential customers.

DEPENDENCE ON KEY PERSONNEL. Our success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could result in, among other things, loss of our competitive position in a rapidly changing technological environment, which in turn could lead to decreased revenues, increased operating expenses to locate experienced replacements, and lowered net income. In general, we do not have employment agreements with, or key person life insurance for, our employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. There can be no assurance as to the ongoing effect of key personnel on AFC's business, financial condition and results of operations.

RISKS ASSOCIATED WITH PENDING LITIGATION. We are a party to certain legal proceedings as described in Part I - "Note 3 Commitments and Contingencies" beginning on page 5 of this Quarterly Report on Form 10-Q. We are unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time, and significant legal costs which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment.

YEAR 2000 READINESS. See discussion above under Year 2000 Readiness Disclosure beginning on page 12 of this Quarterly Report on Form 10-Q.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC1000 is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify the UMC1000 or develop new versions to meet these standards. Failure of our systems to comply with, or delays in meeting compliance of evolving standards both in domestic and international markets, could impact our ability to sell the UMC1000, and may, among other things, lead to delays or loss of customer orders, decreased revenues, and lower net income. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, QMI, Telcordia Technologies, Inc. ("Telcordia"), other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. In addition, our products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

We need to continue to ensure that the UMC1000 is easily integrated with various network management systems. Telcordia testing on the UMC1000 is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some UMC1000 features must pass Telcordia testing prior to field release. Failure to maintain such compliance or to obtain it on new features released in the future could result in, among other things, delays in or loss of customer orders, decreased revenues, and lowered net income.

AFC was first certified ANSI/ISO/ASQC Q9001-1994 ("ISO") compliant in 1997. The ISO standard defines a quality system aimed at achieving quality in design, development, production, installation and servicing. In November 1998, Quality Management Institute certified our annual ISO standard. There can be no assurance that we will maintain such certification. The failure to maintain such certification may preclude selling the UMC1000 in certain markets and could adversely affect our ability to compete with other suppliers of telecommunications equipment.

Our ability to compete with other telecommunications equipment suppliers could be adversely effected should we fail to maintain interoperability with other companies or adopt or maintain industry standards in the UMC1000.

In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could cause, among other things, delays in or loss of customer orders, and lowered revenues. There can be no assurance that any regulatory changes will not have a material adverse effect on the demand for the UMC1000. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC1000 system.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See discussion in Part I "Note 3 Commitments and Contingencies" beginning on page 5 of this Quarterly Report on Form 10-Q.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

    (a). CHANGES IN SECURITIES:  None
    (b). USE OF PROCEEDS:

We completed our initial public offering in October 1996, in which we issued and sold 10,350,000 shares of common stock for aggregate proceeds of $120.3 million. Of the aggregate proceeds received in the offering, $2.2 million were used to defray costs and expenses related to the offering, resulting in net proceeds of approximately $118.1 million. Of the net proceeds, $14.8 million was used to reduce debt. The remainder is invested in cash equivalents and marketable securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Our 1999 Annual Meeting of Stockholders was held on May 25, 1999. The following matters were voted upon by the stockholders:

- Election of two Class III Directors. Donald Green and Dan Rasdal were elected to serve terms extending from the date of election and qualification, continuing through the third Annual Meeting of Stockholders following election. Furthermore, each of their terms will also continue until their resignation, removal from office, or until the time when a successor director is elected and qualified. The result of the voting was as follows: 70,092,805 shares in favor of Donald Green, with 527,333 shares withheld, and 70,167,297 shares in favor of Dan Rasdal, with 452,841 shares withheld. The terms of office of AFC's other Directors, Clifford H. Higgerson and Alex Sozonoff continue until the 2000 Annual Meeting of Stockholders, and Herbert M. Dwight Jr. and Ruann F. Ernst continue until the 2001 Annual Meeting of Stockholders.
- Ratification of the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ending December 31, 1999. The result of the vote was 70,233,444 shares in favor, 246,642 shares against, and 140,052 shares abstaining.


ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

    (a). EXHIBITS:

EXHIBIT
NUMBER  DOCUMENT DESCRIPTION
------  --------------------
3.3.1   Fifth Amended and Restated Certificate of Incorporation of the
        Registrant. (3)
3.3.2   Certificate of Designation of Series A Junior Participating Preferred
        Stock. (5)
3.5     Amended and Restated Bylaws of the Registrant. (2)
4.1     Specimen Certificate of Common Stock. (1)
4.2     Series E Preferred Stock Purchase Agreement, dated September 29, 1995 between the Registrant and certain purchasers of the Registrant's Series
        E Preferred Stock. (1)
4.3     Certificate of Incorporation of the Registrant (included in Exhibit
        3.3.1).
4.4     Rights Agreement dated as of May 13, 1998, between the Registrant and
        BankBoston, N.A.(5)
4.5     Amendment to Rights Agreement dated as of October 19, 1998 between the
        Registrant and BankBoston, N.A.(7)
10.3    Form of Warrant Issued in Connection with the Sale of the Registrant's
        Series C Preferred Stock on March 16, 1994. (1)
10.4    Form of Performance Warrant Issued in Connection with the Sale of the
        Registrant's Series C Preferred Stock on March 16, 1994 and May 4, 1994.
        (1)
10.4.1  Form of Amendment to Warrants and Performance Warrants. (1)
10.5    Warrant Issued in Connection with the Sale of the Registrant's Series E
        Preferred Stock on September 29, 1995. (1)
10.6    Restricted Stock Issuance Agreement, dated May 19, 1995 between the
        Registrant, Donald Green and Maureen Green. (1)
10.7    Compensation Agreement, dated May 19, 1995 between the Registrant and
        Donald Green. (1)
10.8    Promissory Note Secured by Pledge Agreement, dated May 31, 1995 by
        Donald Green in favor of the Registrant. (1)
10.9    Stock Pledge Agreement, dated June 16, 1995 between the Registrant and
        Donald Green. (1)
10.10   Compensation Agreement, dated March 23, 1999 between the Registrant and
        John A. Schofield. (9)
10.11   Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18,
        1994 between Advanced Fibre Technology Communication (Hong Kong) Limited
        and Hangzhou Communication Equipment Factory of the MPT., HuaTong
        Branch. (1) +
10.12   1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993 between the Registrant and G & W/ Redwood Associates Joint Venture, for
        the premises located at 1445 McDowell Boulevard North. (1)
10.14   Redwood Business Park Net Lease, dated July 10, 1995 between the
        Registrant and G & W/Redwood Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North. (1)
10.15   Redwood Business Park Net Lease, dated June 3, 1996 between the
        Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court. (1)
10.17   Form of Indemnification Agreement for Executive Officers and Directors
        of the Registrant. (1)
10.18   The Registrant's 1993 Stock Option/Stock Issuance Plan, as amended (the
        "1993 Plan"). (1)
10.19   Form of Stock Option Agreement pertaining to the 1993 Plan. (1)
10.20   Form of Notice of Grant of Stock Option pertaining to the 1993 Plan. (1)
10.21   Form of Stock Purchase Agreement pertaining to the 1993 Plan. (1)
10.22   The Registrant's 1996 Stock Incentive Plan (the "1996 Plan"). (1)
10.23   Form of Stock Option Agreement pertaining to the 1996 Plan. (1)
10.23.1 Form of Automatic Stock Option Agreement pertaining to the 1996 Plan. (1)
10.24   Form of Notice of Grant of Stock Option pertaining to the 1996 Plan. (1)

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

2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.


3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.


4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.


5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.


6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Securities and Exchange Commission on August 10, 1998.


7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999.


9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.


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



                                            ADVANCED FIBRE COMMUNICATIONS, INC.
                                            (Registrant)



Dated: August 6, 1999                       By: /s/ Peter A. Darbee
                                               ---------------------------------
                                            Name:  Peter A. Darbee
                                            Title: Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary (Duly Authorized Signatory
                                            and Principal Financial Officer)

Exhibit
Numbers                              Exhibit Index
--------                             -------------
3.3.1   Fifth Amended and Restated Certificate of Incorporation of the
        Registrant. (3)
3.3.2   Certificate of Designation of Series A Junior Participating Preferred
        Stock. (5)
3.5     Amended and Restated Bylaws of the Registrant. (2)
4.1     Specimen Certificate of Common Stock. (1)
4.2     Series E Preferred Stock Purchase Agreement, dated September 29, 1995 between the Registrant and certain purchasers of the Registrant's Series
        E Preferred Stock. (1)
4.3     Certificate of Incorporation of the Registrant (included in Exhibit
        3.3.1).
4.4     Rights Agreement dated as of May 13, 1998, between the Registrant and
        BankBoston, N.A.(5)
4.5     Amendment to Rights Agreement dated as of October 19, 1998 between the
        Registrant and BankBoston, N.A.(7)
10.3    Form of Warrant Issued in Connection with the Sale of the Registrant's
        Series C Preferred Stock on March 16, 1994. (1)
10.4    Form of Performance Warrant Issued in Connection with the Sale of the
        Registrant's Series C Preferred Stock on March 16, 1994 and May 4, 1994.
        (1)
10.4.1  Form of Amendment to Warrants and Performance Warrants. (1)
10.5    Warrant Issued in Connection with the Sale of the Registrant's Series E
        Preferred Stock on September 29, 1995. (1)
10.6    Restricted Stock Issuance Agreement, dated May 19, 1995 between the
        Registrant, Donald Green and Maureen Green. (1)
10.7    Compensation Agreement, dated May 19, 1995 between the Registrant and
        Donald Green. (1)
10.8    Promissory Note Secured by Pledge Agreement, dated May 31, 1995 by
        Donald Green in favor of the Registrant. (1)
10.9    Stock Pledge Agreement, dated June 16, 1995 between the Registrant and
        Donald Green. (1)
10.10   Compensation Agreement, dated March 23, 1999 between the Registrant and
        John A. Schofield. (9)
10.11   Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18,
        1994 between Advanced Fibre Technology Communication (Hong Kong) Limited
        and Hangzhou Communication Equipment Factory of the MPT., HuaTong
        Branch. (1) +
10.12   1445 & 1455 McDowell Boulevard North Net Lease, dated February 1, 1993 between the Registrant and G & W/ Redwood Associates Joint Venture, for
        the premises located at 1445 McDowell Boulevard North. (1)
10.14   Redwood Business Park Net Lease, dated July 10, 1995 between the
        Registrant and G & W/Redwood Associates Joint Venture, for the premises located at 1440 McDowell Boulevard North. (1)
10.15   Redwood Business Park Net Lease, dated June 3, 1996 between the
        Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court. (1)
10.17   Form of Indemnification Agreement for Executive Officers and Directors
        of the Registrant. (1)
10.18   The Registrant's 1993 Stock Option/Stock Issuance Plan, as amended (the
        "1993 Plan"). (1)
10.19   Form of Stock Option Agreement pertaining to the 1993 Plan. (1)
10.20   Form of Notice of Grant of Stock Option pertaining to the 1993 Plan. (1)
10.21   Form of Stock Purchase Agreement pertaining to the 1993 Plan. (1)
10.22   The Registrant's 1996 Stock Incentive Plan (the "1996 Plan"). (1)
10.23   Form of Stock Option Agreement pertaining to the 1996 Plan. (1)
10.23.1 Form of Automatic Stock Option Agreement pertaining to the 1996 Plan. (1)
10.24   Form of Notice of Grant of Stock Option pertaining to the 1996 Plan. (1)

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

2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 8, 1997.


3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.


4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.


5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.


6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Securities and Exchange Commission on August 10, 1998.


7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999.


9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.


+       Portions of this Exhibit have been granted Confidential Treatment.


        (b).   REPORTS ON FORM 8-K:  None