Form 10-Q
period 1999-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 1999-11-08
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



      [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                                                Yes [X]   No [ ]


As of October 29, 1999, 77,813,371 shares of common stock were outstanding.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
             September 30, 1999 and December 31, 1998...............................................2
         Condensed Consolidated Statements of Income
             Three and nine months ended September 30, 1999 and 1998................................3
         Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998..........................................4
         Notes to Condensed Consolidated Financial Statements.......................................5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................21
Item 2.  Changes in Securities and Use of Proceeds.................................................21
Item 3.  Defaults Upon Senior Securities...........................................................21
Item 4.  Submission of Matters to a Vote of Security Holders.......................................21
Item 5.  Other Information.........................................................................21
Item 6.  Exhibits and Reports on Form 8-K..........................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                September 30,        December 31,
                                                                                     1999                1998
                                                                                -------------        ------------
ASSETS
     Current assets:
        Cash and cash equivalents                                                 $  54,488           $  20,669
        Marketable securities                                                       111,989              90,084
        Accounts receivable, net                                                     57,004              74,967
        Inventories, net                                                             38,477              53,060
        Other current assets                                                          7,770               8,257
                                                                                  ---------           ---------
           Total current assets                                                     269,728             247,037

     Property and equipment, net                                                     55,766              49,315
     Other assets                                                                    11,089              11,531
                                                                                  ---------           ---------
           TOTAL ASSETS                                                           $ 336,583           $ 307,883
                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                          $  14,314           $  12,573
        Accrued liabilities                                                          27,993              25,140
                                                                                  ---------           ---------
           Total current liabilities                                                 42,307              37,713

     Long-term liabilities                                                            2,500               1,870

     Commitments and contingencies

     Stockholders' equity:
        Preferred stock, $0.01 par value; 5,000,000 shares authorized in
           1999 and 1998; no shares issued and outstanding                               --                  --
        Common stock, $0.01 par value; 200,000,000 shares authorized in 1999 and 1998; 77,444,493 and 75,716,153 shares
           issued and outstanding in 1999 and 1998, respectively                        774                 757
        Additional paid-in capital                                                  220,961             210,420
        Notes receivable from stockholders                                             (282)               (730)
        Accumulated other comprehensive income                                         (147)                 --
        Retained earnings                                                            70,470              57,853
                                                                                  ---------           ---------
           Total stockholders' equity                                               291,776             268,300
                                                                                  ---------           ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 336,583           $ 307,883
                                                                                  =========           =========

      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                       --------------------------------       -------------------------------
                                                           1999                1998               1999                1998
                                                       ------------         -----------       ------------         ----------
Revenues                                                 $ 75,900            $ 66,513            $209,698            $237,602
Cost of revenues                                           39,086              36,388             111,500             128,659
                                                         --------            --------            --------            --------
       Gross profit                                        36,814              30,125              98,198             108,943
                                                         --------            --------            --------            --------
Operating expenses:
    Research and development                               11,529              11,422              35,077              30,163
    Selling, general, and administrative                   17,394              16,297              48,980              49,126
                                                         --------            --------            --------            --------
       Total operating expenses                            28,923              27,719              84,057              79,289
                                                         --------            --------            --------            --------

Operating income                                            7,891               2,406              14,141              29,654

Other income, net                                           1,809                 896               4,690               3,021
                                                         --------            --------            --------            --------
Income before income taxes                                  9,700               3,302              18,831              32,675

Income taxes                                                3,201               1,153               6,214              11,433
                                                         --------            --------            --------            --------

Net income                                               $  6,499            $  2,149            $ 12,617            $ 21,242
                                                         ========            ========            ========            ========


Basic net income per share                               $   0.08            $   0.03            $   0.16            $   0.28
                                                         ========            ========            ========            ========

Shares used in basic per share computations                77,239              75,322              76,895              74,756
                                                         ========            ========            ========            ========


Diluted net income per share                             $   0.08            $   0.03            $   0.16            $   0.27
                                                         ========            ========            ========            ========

Shares used in diluted per share computations              81,555              78,719              80,527              79,472
                                                         ========            ========            ========            ========

      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                             1999                 1998
                                                                           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 12,617             $ 21,242
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                          9,579                4,734
       Tax benefit from option exercises                                      3,911                8,956
       Deferred income taxes                                                    925                 (686)
       Changes in operating assets and liabilities:
           Accounts receivable                                               17,963                  110
           Inventories                                                       14,583               (4,369)
           Other assets and liabilities                                       3,418              (10,065)
           Accounts payable                                                   1,741               (2,561)
                                                                           --------             --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                      64,737               17,361
                                                                           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net sales (purchases) of marketable securities                          (22,056)               6,548
    Property and equipment additions                                        (15,507)             (24,872)
    Other long-term investments                                                (450)                (645)
                                                                           --------             --------
              NET CASH USED IN INVESTING ACTIVITIES                         (38,013)             (18,969)
                                                                           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options and warrants               7,095                6,006
                                                                           --------             --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,095                6,006
                                                                           --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                        33,819                4,398

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               20,669                9,053
                                                                           --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 54,488             $ 13,451
                                                                           ========             ========

      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K, for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries ("AFC" or the "Company"). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

AFC operates on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                      September 30,         December 31,
                                           1999                1998
                                      ------------          -----------
      Raw materials                      $  9,621            $ 16,135
      Work-in-progress                        442                 566
      Finished goods                       28,414              36,359
                                         --------            --------
      Inventories, net                   $ 38,477            $ 53,060
                                         ========            ========


NOTE 3  BANK BORROWINGS

AFC has renewed a $50.0 million unsecured bank line with two banks, which expires in July 2000. The bank line carries interest of LIBOR plus 1.50%. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of September 30, 1999, $4.3 million in letters of credit were outstanding, of which $1.0 million was for a short-term deposit on one of our leased facilities and of which another $1.0 million was for a five-year deposit on the same building. The bank line requires us to comply with certain financial covenants. As of September 30, 1999, no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

NOTE 4  COMMITMENTS AND CONTINGENCIES

MARCONI/RELTEC CORPORATION In 1997, AFC filed a lawsuit against RELTEC Corporation, now Marconi Communications, Inc., alleging trade secret misappropriation, tortious interference with a contract, and related claims. For purposes of this footnote, reference is made only to RELTEC. The case involves RELTEC's acquisition of AFC's technology through the Company's Taiwan-based licensee, Vidar-SMS Co., Ltd. The trial is set to commence on January 11, 2000.

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

NOTE 5  COMPREHENSIVE INCOME

We have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be shown as components of accumulated other comprehensive income. Accumulated other comprehensive income is composed of unrealized gains and losses on marketable securities.

NOTE 6  SEGMENT REPORTING

We derive substantially all of our revenues from sales of one product, the Universal Modular Carrier 1000TM (the "UMC1000"), and our company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate in one operating segment and report only certain enterprise-wide disclosures.

For the third quarter of 1999, revenues from sales to external customers were $75,629,000, compared with $66,331,000 in the same period of 1998. Revenues from sales to external customers for the nine months ended September 30, 1999 were $209,296,000, compared with $232,094,000 in the comparable period of 1998. We operate in one operating segment; thus, there is no difference between reportable income and consolidated income. Long-lived assets located in the U.S. increased to $65,820,000 as of September 30, 1999 from $59,368,000 as of December 31, 1998. Long-lived assets located in foreign countries decreased to $1,035,000 as of September 30, 1999 from $1,393,000 as of December 31, 1998.

NOTE 7  NET INCOME PER SHARE

Basic earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following table sets forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 1999 and 1998 (in thousands, except per share data):

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------        ----------------------
                                                       1999           1998           1999           1998
                                                     -------        -------        -------        -------
Net income                                           $ 6,499        $ 2,149        $12,617        $21,242
                                                     =======        =======        =======        =======

Shares used in basic per share calculations,
actual weighted average common shares
outstanding for the period                            77,239         75,322         76,895         74,756

Weighted average number of shares upon
exercise of dilutive options and warrants              4,316          3,397          3,632          4,716
                                                     -------        -------        -------        -------

Shares used in diluted per share calculations         81,555         78,719         80,527         79,472
                                                     =======        =======        =======        =======

Basic net income per share                           $  0.08        $  0.03        $  0.16        $  0.28
                                                     =======        =======        =======        =======

Diluted net income per share                         $  0.08        $  0.03        $  0.16        $  0.27
                                                     =======        =======        =======        =======


NOTE 8  SUBSEQUENT EVENT

As of September 30, 1999, we held an approximate 5% equity interest in Cerent Corporation ("Cerent"), a privately-held company, and accounted for the investment using the cost method. In August 1999, Cisco Systems, Inc. ("Cisco"), a publicly-traded company, announced its intentions to acquire Cerent. On November 1, 1999, in connection with the acquisition, we exchanged our Cerent stock for approximately 5.3 million shares of Cisco common stock. We recorded a gain of approximately $379 million on the exchange as a result of the step-up in basis to the market value of Cisco stock received. This gain will be reflected in our results of operations for the fourth quarter of 1999 as non-operating income. The Cisco stock is classified as available-for-sale. We anticipate that contractual transfer restrictions on the sale of the stock will expire in the first quarter of calendar year 2000. At the end of each quarter, we will record a net unrealized gain or loss on the stock held in the stockholders' equity section of our balance sheet, to the extent the market value differs from the carrying value of the stock. Upon sale of a portion or all of the stock, we will recognize a gain or loss in our results of operations as non-operating income or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding our intent, belief, estimates, or current expectations. Current and prospective investors are cautioned that any of these forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by these forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements, as set forth below under "Certain Factors That Might Affect Future Operating Results," are:

o    Potential Fluctuations in Future Operating Results and Seasonality

o    Customer Concentration

o    Delays and Defects in Product Development and Product Feature Releases

o    Risks Associated with International Markets

o    Competition

o    Risk of Failure to Manage Expanding Operations

o Concentrated Product Line, Uncertainties Associated with New Product Features and Rapid Technological Change

o Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement

o    Dependence on the Telecommunications Industry and Small to Mid-Line Size
     Market

o Dependence on Sole Source and Limited Number of Third-Party Manufacturers and Support Organizations

o    Dependence on Key Personnel

o    Risks Associated with Pending Litigation

o    Year 2000 Readiness

o    Compliance with Regulations and Industry Standards

o Other risks identified from time to time in the Company's Reports and Registration Statements filed with the Securities and Exchange Commission

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 7 of this Form 10-Q.

OVERVIEW

AFC designs, develops, manufactures, markets and supports the Universal Modular Carrier 1000(TM) ("UMC1000"), a cost-effective, multi-service digital loop carrier system developed to serve small to mid-line size markets. We have designed the UMC1000 to enable telecommunications companies and other service providers to connect subscribers to the central office switch for voice and data communications over copper, fiber and analog radio networks. The Third Generation Digital Loop Carrier(TM) ("3GDLC") is an enhanced version of the UMC1000 designed to accommodate the bandwidth and connectivity requirements of current and future local loop applications, including high bandwidth service offerings such as Asymmetric Digital Subscriber Line ("ADSL").

RESULTS OF OPERATIONS

REVENUES. In the third quarter ended September 30, 1999, our revenues increased $9.4 million, or 14.1%, to $75.9 million as compared with $66.5 million for the same period of 1998. Revenues for the nine months ended September 30, 1999 were $209.7 million, a decrease of $27.9 million, or 11.7%, as compared with $237.6 million recorded in the nine months ended September 30, 1998.

The increase in revenues in the third quarter was due to higher domestic revenues. Domestic revenues in the third quarter of 1999 were $68.1 million compared with $52.0 million in the third quarter of 1998, an increase of 31.0%. The increase in domestic revenues for the period was mainly due to increased sales to Competitive Local Exchange Carrier ("CLEC"), National Local Exchange Carrier ("NLEC"), and Regional Bell Operating Company ("RBOC") customers.

International revenues totaled $7.8 million in the third quarter of 1999, compared with $14.5 million for the comparable period in 1998, and represented 10.3% and 21.8% of total consolidated revenues, respectively. The decline in international revenues was primarily due to lower sales to customers in South Africa, China, and Brazil.

Domestic revenues for the nine months ended September 30, 1999 were $185.1 million as compared with $166.3 million in the corresponding period of 1998. The increase in domestic revenues for the period was primarily due to higher sales to CLEC and RBOC customers.

International revenues were $24.6 million in the nine months ended September 30, 1999, compared with $71.3 million in the comparable period of 1998, and represented 11.7% and 30.0% of total consolidated revenues, respectively. Revenues from sales to customers in South Africa, France, China, Brazil, and Venezuela, which accounted for an aggregate of 23.2% of total consolidated revenues in the first nine months of 1998, declined in the comparable period of 1999 to an aggregate of 5.1% of total consolidated revenues. We also experienced lower international royalty income levels in the year-to-date period ended September 30, 1999 compared with the corresponding period of 1998.

In the third quarter of 1999, WinStar Communications, Inc. ("WinStar") accounted for 23.5% of total revenues. For the quarter ended September 30, 1998, WinStar accounted for 11.4% of total revenues. For the nine months ended September 30, 1999, WinStar accounted for 14.5% of total revenues, and North Supply Company, a subsidiary of Sprint, accounted for 12.4%. Integrators of System Technology
(Pty) Ltd. in South Africa accounted for 11.6% of total revenues in the comparable period of 1998. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that our significant customers will continue to purchase product from us at current levels, if at all. None of our customers have entered into agreements requiring them to purchase a minimum amount of product from us. The loss of one or more significant customers may result in lower revenues and decreased net income.

GROSS PROFIT. In the third quarter of 1999, gross profit as a percentage of revenues grew to 48.5% from 45.3% in the same period in 1998. In the first nine months of 1999 and 1998, gross profit was 46.8% and 45.9%, respectively.

The increase in gross profit in the third quarter and first nine months of 1999 as compared with 1998 was primarily due to customer mix and product mix. WinStar, which accounted for 23.5% and 14.5% of total revenues in the third quarter and first nine months of 1999, respectively, typically does not purchase outdoor cabinets, which have a lower gross profit. The significant amount of sales to WinStar in 1999 had a favorable impact on 1999 gross profit. The lower level of international revenue in the 1999 periods also had a favorable impact on 1999 gross profit.

In the future, gross profit may fluctuate due to a wide variety of factors, including: the mix between domestic and international sales, the customer mix, the product feature component mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product feature introductions or announcements by us or our competitors, price competition, unit volume, royalty revenues, excess or obsolete inventory, and changes in warranty coverage.

RESEARCH AND DEVELOPMENT. In the third quarter of 1999, research and development expenses increased $0.1 million to $11.5 million compared with $11.4 million for the same period in 1998 and represented 15.2% and 17.2% of total revenues, respectively. In the first nine months of 1999, research and development expenses increased $4.9 million to $35.1 million compared with $30.2 million in 1998 and represented 16.7% and 12.7% of total revenues, respectively.

The increase in research and development expenses for the first nine months of 1999, as compared with the same period in 1998, reflects our continuing research and development efforts in areas such as the recently announced Curbside Network Access System and Equipment Maximization System. We have also been working on projects such as asymmetric digital subscriber line, digital subscriber line services, switch interfaces, and asynchronous transfer mode broadband capabilities. The increase was primarily a result of salaries and benefits and depreciation costs associated with test equipment used to develop and test new product features. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL, AND ADMINISTRATIVE. For the third quarter of 1999, selling, general and administrative expenses increased $1.1 million to $17.4 million compared with $16.3 million for the same period in 1998 and represented 22.9% and 24.5% of total revenues, respectively. In the first nine months of 1999, selling, general and administrative expenses decreased $0.1 million to $49.0 million compared with $49.1 million for the same period in 1998 and represented 23.4% and 20.7% of total revenues, respectively.

The increase in selling, general, and administrative expenses in the third quarter of 1999, as compared with 1998, is primarily due to higher facility costs and costs related to closing down certain facilities.

INCOME TAXES. For the third quarter and first nine months of 1999 and 1998, we recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate declined from 35.0% in 1998 to 33.0% in 1999. This reduction was primarily due to an increase in expected tax credits derived from research and development, a lower combined effective state income tax expense, and benefits from tax exempt interest income and our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, cash and cash equivalents were $54.5 million, compared with $20.7 million as of December 31, 1998. Marketable securities totaled $112.0 million as of September 30, 1999, compared with $90.1 million as of December 31, 1998.

Operating activities for the first nine months of 1999 generated net cash of $64.7 million. This was primarily the result of net income and decreases in accounts receivable and inventory. Net cash of $38.0 million was used in investing activities in the nine months of 1999, as a result of net purchases of marketable securities and capital asset acquisitions.

We have renewed a $50.0 million unsecured bank line with two banks, which expires in July 2000. The bank line carries interest of LIBOR plus 1.50%. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of September 30, 1999, $4.3 million in letters of credit were outstanding, of which $1.0 million was for a short-term deposit on one of our leased facilities and of which another $1.0 million was for a five-year deposit on the same building. The bank line requires us to comply with certain financial covenants. As of September 30, 1999, no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

We have lease lines totaling $5.1 million that were used for equipment and furniture purchases.

We also maintain bank facilities with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions associated with these facilities. As of September 30, 1999, there were approximately $1.0 million in foreign exchange contracts outstanding.

As of September 30, 1999, we held an approximate 5% equity interest in Cerent Corporation ("Cerent"), a privately-held company, and accounted for the investment using the cost method. On November 1, 1999, in connection with the acquisition of Cerent by Cisco Systems, Inc., a publicly-traded company, we exchanged our Cerent stock for approximately 5.3 million shares of Cisco common stock. We recorded a gain of approximately $379 million on the exchange as a result of the step-up in basis to the market value of Cisco stock received. This gain will be reflected in our results of operations for the fourth quarter of 1999 as non-operating income. The Cisco stock is classified as available-for-sale. We anticipate that contractual transfer restrictions on the sale of the stock will expire in the first quarter of calendar year 2000. At the end of each quarter, we will record a net unrealized gain or loss on the stock held in the stockholders' equity section of our balance sheet, to the extent the market value differs from the carrying value of the stock. Upon sale of a portion or all of the stock, we will recognize a gain or loss in our results of operations as non-operating income or loss.

We believe that our existing cash and short-term investments, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including working capital requirements, capital expenditures, and operating lease obligations, for the next twelve months.

FOREIGN CURRENCY, INTEREST RATE, AND MARKET VOLATILITY RISK

We are exposed to market risk as a result of foreign exchange rate fluctuations. The UMC1000 is marketed in Central and Latin American countries, including Venezuela and Brazil. The decrease in oil revenues in Venezuela, combined with the effects of that country's monetary policy, have led to adverse economic conditions and a decline in the value of the bolivar relative to the dollar. Deterioration in the Brazilian economy has resulted in the significant devaluation of the Brazilian real. The impact of these downturns on other countries in the region has yet to be determined. Sales of the UMC1000 in this region are made under U.S. dollar-denominated contracts.

One of our customer contracts is payable in French francs and the receivable is hedged using forward currency exchange contracts. The remainder of international sales are denominated in U.S. dollars. The introduction in 1999 of the "Euro" currency could cause increased competition among European companies which in turn could cause the value of the Euro to fluctuate materially relative to the U.S. dollar. Adoption of the Euro has not, to date, had a material impact on our business, results of operations or financial condition. We have sales and representative offices in Hong Kong, Shanghai, Switzerland, and the U.K. Operating expenses for these offices have historically been short-term in nature and are not considered significant on a consolidated basis.

Changes in domestic interest rates create risk and may cause adverse fluctuations of our marketable securities portfolio and cash flows. Changes in short-term U.S. interest rates affect the market value of those marketable securities. Because of the short-term nature of our investment portfolio, we believe our exposure to these market fluctuations is not significant. We may be affected by changes in LIBOR and the resulting interest rate on amounts borrowed under our line of credit.

On November 1, 1999, we acquired approximately 5.3 million shares of Cisco common stock, due to Cisco's acquisition of Cerent. The relative market price of Cisco shares in future quarters, as compared with the closing market price at November 1, 1999, may result in material fluctuations in our marketable securities portfolio, unrealized gains or losses, and realized gains or losses upon disposal. See "Liquidity and Capital Resources" as it pertains to this matter on page 10 and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" on page 20 of this Quarterly Report on Form 10-Q. We have not yet determined when or to what extent we will attempt to reduce the economic risk of ownership of this stock. Our ability to do so may be limited, in part due to contractual transfer restrictions that we anticipate will expire in the first quarter of calendar year 2000. We also expect that Cisco's stock price will fluctuate, perhaps significantly. Accordingly, we cannot predict the timing of any disposition of our Cisco stock, the value that we will ultimately realize from this stock, or the effects on our results of operations and liquidity in future periods.

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

We have surveyed 100% of our mission critical vendors regarding their Y2K readiness. In some cases, we reviewed vendors' Y2K readiness plans to gain further assurance as to the adequacy and scope of their assessment, testing, remediation, and contingency plans in the event of Y2K-related failures. We have developed our own contingency plans in case of vendors' failures which include pre-qualified alternative vendors, multiple vendor sources for some critical components and assemblies, and additional supplies of key components on hand. However, there can be no assurance that we will be able to obtain sufficient materials from alternative sources. Current or alternative vendors may not be able to meet our supply requirements and such supplies may not continue to be made available at favorable prices, or at all.

We are currently surveying our leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect our operations. Vendors' Y2K non-compliance may affect the delivery of power, telecommunications, water, and heating and cooling services. Additionally, transportation, banking, and government services may be impacted by non-compliance. In such an event, we may experience temporary disruption of our manufacturing, customer service, sales and marketing, research and development, information systems, treasury, and administrative functions. Due to additional leased property commitments beginning in Fall 1999, we have extended the period for assessing and completing the property and facility vendor surveys until after we have completed a planned move into the new facility. We plan to test and validate the operations of the new facility and finalize and implement contingency plans by late 1999. However, due to the timing of our planned move, we will have only a limited period of time to rectify any Y2K issues associated with our new facility.

The UMC1000 was originally designed and developed to be Y2K ready. The UMC1000 utilizes operating systems and software applications that were designed and developed to properly reflect the year 2000 and subsequent years' data. Although we believe that the UMC1000 is Y2K ready, our vendors may utilize equipment or software that is not compliant. Vendors' failures to adequately address their own Y2K compliance issues could lead to disruption of services provided by vendors, delays in delivery of components used to assemble the UMC1000, and may affect the timing of our shipment of finished product. In addition, customer demand for the UMC1000 could be adversely affected if customers encounter Y2K related problems and elect to address Y2K issues as a higher priority over UMC1000 purchases, or if customers delay purchasing decisions until later in calendar year 2000 due to uncertainties about Y2K issues. Any of these factors could result in, among other things, delays in or loss of customer orders, decreased revenue levels, and delays in customer service.

We believe we are taking the steps necessary to understand and resolve Y2K issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, unforeseen operating expenses and lower net income. The remaining Y2K readiness activities are not expected to result in significant incremental operating expenses, and we estimate the cost to complete our Y2K readiness and contingency plans will not exceed $200,000. We track external costs incurred to remedy Y2K-affected software, hardware, and embedded technology; however, we do not separately track internal costs incurred, such as payroll costs for employees working on Y2K matters. To date, expenditures on external costs relating to Y2K readiness have been $30,000.

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

o    Domestic and international sales mix

o    Customer mix

o    Product feature component mix

o Timing and size of orders which are received and can be shipped in a quarter

o    Availability of adequate supplies of key components and assemblies

o Ability to introduce new product features and technologies on a timely basis

o Timing of new product feature introductions or announcements by us or by our competitors

o    Price competition

o    Unit volume

o    Royalty revenue levels

o    Excess or obsolete inventory

o    Adequacy of manufacturing capacity

o    Customers' ability to pay when due

o    Expanded warranty coverage


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

Expenditures for research and development, sales, general, and administrative functions are based, in part, on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the UMC1000 relative to planned levels could result in, among other things, higher operating expenses and lower net income.

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

Fluctuations in the market value of our Cisco stock portfolio may have material effects on our net income, marketable securities portfolio, and cash flows. We have not yet determined when or to what extent we will attempt to reduce the economic risk of ownership of this stock. Our ability to do so may be limited, in part, due to contractual transfer restrictions that we anticipate will expire in the first quarter of calendar year 2000. We also expect that Cisco's stock price will fluctuate, perhaps significantly. Accordingly, we cannot predict the timing of any disposition of our Cisco stock, the value that we will ultimately realize from this stock, or the effects on our results of operations and liquidity in future periods.

Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. We attempt, through timely press releases and announcements, to disclose significant factors impacting, or expected to impact, the business, financial condition, and results of operations. However, due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside of our control, such as market analysts' published expectations and short traders' activities, can cause a material fluctuation in our stock price. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation could result in substantial litigation costs, and a diversion of management's attention and resources from our operations. See Part I - "Note 4 Commitments and Contingencies" as it pertains to this matter on page 5 of this Quarterly Report on Form 10-Q.

CUSTOMER CONCENTRATION. WinStar Communications, Inc. ("WinStar") accounted for 23.5% of total revenues in the third quarter of 1999 and 11.4% in the third quarter of 1998. In the first nine months of 1999, WinStar accounted for 14.5% of total revenues, and North Supply, a subsidiary of Sprint, accounted for 12.4%. In the first nine months of 1998, Integrators of System Technology (Pty) Ltd. in South Africa accounted for 11.6% of total revenues. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 50.2% of total revenues in the third quarter of 1999 and 39.0% in the corresponding period of 1998. Year-to-date, our five largest customers accounted for 43.9% of total revenues in 1999 compared with 39.2% in 1998. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of our customers have entered into agreements requiring them to purchase a minimum amount of product from us. There can be no assurance that significant customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase the UMC1000. The loss of one or more significant customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining significant customers.

DELAYS AND DEFECTS IN PRODUCT DEVELOPMENT AND PRODUCT FEATURE RELEASES. We have experienced delays in completing development and introduction of new product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. We could incur contract penalties should we fail to meet production and delivery time schedules on certain orders. There can be no assurance that we will be successful in developing new product features and releasing products to the market, or that we will be able to do so before our competitors. The UMC1000 contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the UMC1000 after commencement of shipments, resulting in delays in, or cancellation of, customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could result in, among other things, decreased revenues, net income, and cash flows.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. A portion of our business is conducted internationally. Operating in international markets subjects us to certain risks, including:

o    Political and economic conditions

o    Tariffs or other barriers

o    Longer sales and payment cycles

o    Collection of accounts receivable

o    Staffing and managing international operations

o    Exchange and repatriation controls on foreign earnings

o    Negative tax consequences

o    Exchange rate fluctuations

o    Changes in regulatory requirements

International sales constituted 10.3% of our total revenues in the third quarter of 1999 and 11.7% in the first nine months. International sales in the corresponding periods of 1998 were 21.8% and 30.0%, respectively. Sales to customers in South Africa, China, and Brazil decreased significantly in the third quarter of 1999 as compared with the corresponding period in 1998. Sales to customers in South Africa, France, China, Brazil, and Venezuela declined year-to-date compared with the corresponding period in 1998. We continue to experience certain difficulties in international markets, and there can be no assurance that we will successfully expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect consolidated revenues, gross profit, and net income.

Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to obtain due to trade barriers and established relationships between a government-owned or controlled telecommunications company and its traditional indigenous equipment suppliers. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may, among other things, have the effect of increasing our operating expenses, lowering our net income, and decreasing cash flows. We may be required to post bid and performance bonds for certain customers in some international markets. Failure to meet delivery schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could, among other things, increase our operating expenses and lower our net income.

We are working to enter new international markets which demand significant management attention and financial commitment. Successful expansion of international operations and sales in certain markets may depend on our ability to establish and maintain productive strategic relationships. We rely on a number of third party distributors and sales representatives to market and sell the UMC1000 outside of North America. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. There can be no assurance that we will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. We may be unable to increase international sales of the UMC1000 through joint ventures or strategic relationships. The failure to do so could significantly limit our ability to expand international operations and could, among other things, reduce our revenues, gross profit, and net income.

Sales activities in foreign countries may subject us to taxation in those countries. Although we have attempted to minimize our exposure to taxation in foreign countries, any income or other taxes imposed may increase our overall effective tax rate and adversely impact our competitiveness in those countries. In addition, we currently intend that the earnings of our foreign subsidiaries remain permanently invested in these entities in order to facilitate the potential expansion of our business. To the extent that these earnings are actually or deemed repatriated, U.S. and state income taxes would be imposed, and this could adversely impact our overall effective tax rate, net income, and cash flows.

The economies in some Central and Latin American countries have deteriorated, resulting in the devaluation of currencies in certain of these countries. These conditions may persist or intensify. These conditions have contributed to a decline in our international sales. We expect that adverse economic conditions in foreign countries or foreign currency exchange rates could result in, among other things, delays in or cancellation of customer orders, decreased revenues, and lower net income.

Our international sales are primarily U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product less competitive in international markets. Refer to Part I - "Foreign Currency, Interest Rate, and Market Volatility Risk" as it pertains to this matter on page 11 of this Quarterly Report on Form 10-Q.

We must comply with various country-specific regulations and standards to compete in international markets. Any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could result in, among other things, delays in or loss of customer orders, decreased revenues, and lower net income.

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

As a result of a settlement agreement and related agreements entered into in 1998 with the Industrial Technology Research Institute, certain of its Member Companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute version of the UMC1000 outside of North America. Such entities currently compete with AFC in international markets, primarily in China. Upon termination of certain restrictions set forth in the settlement agreement, those Member Companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use certain UMC1000 technology in January 2005, and will be able to compete with us worldwide.

We believe rapid technological change, continuing regulatory change and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Industry consolidation among our competitors may provide those companies with price competition leverage and broader product lines superior to our pricing and present technology. Moreover, we believe that technological and regulatory change will continue to attract new entrants to the market in which we compete. There can be no assurance that we will be able to compete successfully in the future.

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. We experienced a period of rapid growth over the last several years, which imposed significant burdens on management, operations, finance, and other resources. We need to continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to effectively manage our operations. Our results of operations could be adversely affected if revenues do not increase sufficiently to compensate for any increase in operating expenses and facility obligations resulting from any expansion. If we fail to effectively manage any growth in our domestic and international operations, our business could be disrupted, and we could incur, among other things, increased operating expenses, lower net income, and decreases in cash flow.

There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption.

Our facility obligations and commitments are based in part on anticipated growth projections, and, in the near-term, are relatively fixed. Based on existing commitments for additional office space, we may have excess office space in the future. If we do have excess facilities, we will pursue subleasing or restructuring our commitments on any excess space. Our operating expenses and cash flows could be adversely affected if we are unable to, in a timely manner, restructure our existing commitments or sublease any excess facility space at rents comparable to our obligations.

CONCENTRATED PRODUCT LINE, UNCERTAINTIES ASSOCIATED WITH NEW PRODUCT FEATURES AND RAPID TECHNOLOGICAL CHANGE. Substantially all of our revenues are derived from the UMC1000 and we expect this concentration will continue in the foreseeable future. Any decrease in the level of sales of, or the prices for the UMC1000 could result in, among other things, decreased revenues and lower net income. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the UMC1000, or product obsolescence, among others.

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, the introduction of new industry digital switch interfaces, such as GR-303, TR-08, and V5, reduces the amount of equipment required to support each access line or port. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the UMC1000, diminish market acceptance of the system or render the system obsolete and possibly result in, among other things, loss of customer orders, decreased revenues, and lower net income.

Our success will depend upon our ability to enhance the UMC1000 technology and to develop and introduce, on a timely basis, new products or product enhancements. Product enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. There can be no assurance that we will overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that new products or enhancements will achieve market acceptance. We may be required to incur substantial costs to modify the UMC1000, develop new products, and build our infrastructure to accommodate these changes. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the UMC1000 and that may cause customers to defer purchasing the UMC1000.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT. We attempt to protect our technology through a combination of copyrights, trade secret laws, and contractual obligations. We do not presently hold any patents for the UMC1000 product, and although four patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders, decreased revenues, and lower net income. We are currently involved in a dispute with RELTEC Corporation regarding, among other things, RELTEC's alleged trade secret misappropriation. See Part I - "Note 4 Commitments and Contingencies" as it pertains to this matter on page 5 of this Quarterly Report on Form 10-Q.

Like other participants in our industry, we expect that we will be increasingly subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past. For example, in 1996, we settled litigation with DSC Communications, Inc. ("DSC") under which DSC had claimed proprietary rights to the UMC1000 technology. In June 1999, we settled litigation with DSC under a separate proprietary rights claim to our UMC1000 technology.

In 1998, we settled litigation with the Industrial Technology Research Institute and its sub-licensee Member Companies, and others, involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. This settlement involved AFC granting a limited license for the use of certain proprietary technology. In September 1998, we settled litigation with Acer Netxus, Inc. enjoining them from developing, manufacturing, and selling any device utilizing or deriving from our UMC1000 technology.

In the future, we may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any such litigation could be costly and divert management's attention from running our operations, either of which could result in, among other things, increased operating expenses, lower net income, and failure to remain competitive in a rapidly changing technological environment. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products, any one of which could, among other things, decrease revenues, increase operating expenses, lower net income, and decrease cash flows. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

DEPENDENCE ON THE TELECOMMUNICATIONS INDUSTRY AND SMALL TO MID-LINE SIZE MARKET. Our customers are concentrated in the public carrier telecommunications industry and, in the U.S. market, include Competitive Local Exchange Carriers, National Local Exchange Carriers, Independent Local Exchange Carriers, and the

Regional Bell Operating Companies. Accordingly, our future success depends upon the capital spending patterns of these customers and the continued demand by these customers for the UMC1000. Our target markets are the U.S. and international small to mid-line size markets. Historically, these markets have had little access to the advanced services that can be made available through the UMC1000 and there can be no assurance that potential customers will consider the near term value of these advanced services to be sufficient to influence their purchasing decisions. The UMC1000 system and any new products that we introduce may not be met with widespread acceptance among the telecommunications companies and other potential customers in small to mid-line size markets. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with our technology which could result in, among other things, delays in or cancellation of customer orders, decreased revenues, and lower net income. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC1000. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

DEPENDENCE ON SOLE SOURCE AND LIMITED NUMBER OF THIRD-PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. Certain components used in our products, including our proprietary application specific integrated circuits ("ASICs"), codec components, certain surface mount technology components and other components, are only available from a single source or limited number of vendors. A limited number of independent contractors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays in or cancellation of customer orders and lower revenues, gross profit, net income, and cash flows. In particular, we rely upon:

o Flextronics International Ltd. and Solectron International USA, Inc. to manufacture printed circuit board assemblies ("PCBAs")

o    Siemens Microelectronics, Inc. for PCBA components

o Paragon Electronic Systems, Inc., and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

o Celestica, Inc. for channel bank assemblies and protector panel subassemblies

o    General Cable Corporation for protector panel subassemblies

o CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

o    American Microsystems, Inc. for ASICs

o    Hendry Telephone Products for fuse panels and racks

o    Powersafe Standby Batteries Inc. for battery systems

o    LeeMah Electronics Inc. for fully integrated cabinets

o    Pairgain Technologies Inc. for custom enclosures and boards

o Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR Inc. to manufacture the external housing cabinets

o    Advanced Digital Graphics, Inc. for system documentation

Our production and shipping schedules could be adversely affected if one or more of our vendors were to experience financial, operational, production, or quality assurance difficulties that resulted in a reduction or interruption in supply to us or otherwise failed to meet our manufacturing requirements. We may not be able to establish sufficient manufacturing supply from alternative sources. Current or alternative manufacturers may not be able to meet our future requirements and such manufacturing services may not continue to be made available to us at favorable prices, or at all.

Various third party support organizations provide post sales support to our domestic sales customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by existing or potential customers.

DEPENDENCE ON KEY PERSONNEL. Our success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could result in, among other things, loss of our competitive position in a rapidly changing technological environment, which in turn could lead to decreased revenues, increased operating expenses to locate experienced replacements, and lower net income. Recently, we have experienced an increase in our employee turnover rate, including technical and engineering positions. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. There can be no assurance as to the ongoing effect of key personnel on AFC's business, financial condition and results of operations. In general, we do not have employment agreements with, or key person life insurance for, our employees.

In September 1999, our Vice President and Chief Financial Officer resigned, and our Vice President and Corporate Controller, Karen Godfrey, assumed the role of Chief Financial Officer on an interim basis. We are currently engaged in a search for a new Chief Financial Officer. There can be no assurance that we will be successful in identifying and hiring a new Chief Financial Officer on a timely basis.

RISKS ASSOCIATED WITH PENDING LITIGATION. We are a party to certain legal proceedings as described in Part I - "Note 4 Commitments and Contingencies" beginning on page 5 of this Quarterly Report on Form 10-Q. We are unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time, and significant legal costs which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment.

YEAR 2000 READINESS. See discussion under "Year 2000 Readiness Disclosure" beginning on page 12 of this Quarterly Report on Form 10-Q.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC1000 is required to comply with a large number of voice and data regulations and standards, which vary between domestic and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify the UMC1000 or develop new versions to meet these standards. If our systems fail to comply with evolving standards in domestic and international markets on a timely basis, our ability to sell the UMC1000 would be impaired, and we would experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, Quality Management Institute ("QMI"), Telcordia Technologies, Inc. ("Telcordia"), other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. In addition, our products must comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

We need to continue to ensure that the UMC1000 is easily integrated with various network management systems. Telcordia testing on the UMC1000 is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some UMC1000 features must pass Telcordia testing prior to field release. Failure to maintain such compliance or to obtain it on new features released in the future could result in, among other things, delays in or loss of customer orders, decreased revenues, and lower net income.

AFC was first certified ANSI/ISO/ASQC Q9001-1994 ("ISO") compliant in 1997. The ISO standard defines a quality system aimed at achieving quality in design, development, production, installation and servicing. In November 1998, QMI certified our annual ISO standard. There can be no assurance that we will maintain such certification. The failure to maintain such certification may preclude selling the UMC1000 in certain markets and could adversely affect our ability to compete with other suppliers of telecommunications equipment.

Our ability to compete with other telecommunications equipment suppliers could be adversely affected should we fail to maintain interoperability with other companies or adopt or maintain industry standards in the UMC1000.

In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive suppliers and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes could cause greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could cause, among other things, delays in or loss of customer orders, and lower revenues. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for the UMC1000. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC1000 system.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We received approximately 5.3 million shares of Cisco common stock on November 1, 1999 in exchange for our equity interest in Cerent. We recorded a gain of approximately $379 million due to this acquisition which will be reflected in our results of operations for the fourth quarter of 1999. Assuming an immediate decrease of 20% in Cisco's stock price from the closing price at November 1, 1999 of $72.875 per share, the hypothetical unrealized loss in accumulated other comprehensive income related to these holdings would be approximately $47 million, net of income tax effects.

See Part I - "Note 8 Subsequent Event" and "Foreign Currency, Interest Rate, and Market Volatility Risk" pertaining to this matter on pages 7 and 11, respectively, of this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Part I - "Note 4 Commitments and Contingencies" beginning on page 5 of this Quarterly Report on Form 10-Q.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

     (a). CHANGES IN SECURITIES: None

     (b). USE OF PROCEEDS: None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None


ITEM 5. OTHER INFORMATION:

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a). EXHIBITS:

EXHIBIT
NUMBER                                 DOCUMENT DESCRIPTION
-------                                --------------------
10.33.1  Redwood Business Park Net Lease, dated September 22, 1999 between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard
         North.

10.34.1  Amended and Restated Revolving Credit Agreement, dated July 29, 1999 between the
         Registrant and Banque Nationale De Paris and Bank of America, N.A.

27.0     Financial data schedule.


     (b). REPORTS ON FORM 8-K:

          The Company filed one report on Form 8-K dated November 1, 1999 on November 5, 1999, reporting the exchange of Cerent shares held by AFC for Cisco shares in connection with Cisco's acquisition of Cerent.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ADVANCED FIBRE COMMUNICATIONS, INC.



Date: November 8, 1999                  By: /s/ Karen L. Godfrey
                                            ------------------------------------
                                        Name:  Karen L. Godfrey
                                        Title: Vice President, Chief Financial
                                               Officer, Corporate Controller,
                                               and Assistant Secretary
                                               (Duly Authorized Signatory and
                                                Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DOCUMENT DESCRIPTION
-------                                --------------------
10.33.1  Redwood Business Park Net Lease, dated September 22, 1999 between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard
         North.

10.34.1  Amended and Restated Revolving Credit Agreement, dated July 29, 1999 between the
         Registrant and Banque Nationale De Paris and Bank of America, N.A.

27.0     Financial data schedule.