Form 10-K
period 1999-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2000-03-21
CIK 898805

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                 .

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 13, 2000, 78,999,803 shares of Advanced Fibre Communications, Inc. common stock were outstanding, and the aggregate market price of shares held by non-affiliates was approximately $5,414,727,109. (Solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Annual Report to Stockholders for the year ended December 31, 1999 and the Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders to be held on May 25, 2000, are incorporated by reference in Parts II and III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Consolidated Financial Data........................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21

                                 PART III.
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   22
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   25
Item 13.  Certain Relationships and Related Transactions..............   25

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26

                                    PART I.

     Except for the historical financial information contained herein, the following discussion may contain "forward-looking statements" that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief, estimates, current plans, or expectations of Advanced Fibre Communications, Inc.
(AFC) and its management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those set forth beginning on page 10 in "Certain Factors That Might Affect Future Operating Results," as well as those noted in the documents incorporated herein by reference. Unless required by law, we undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     AFC designs and manufactures end-to-end distributed multi-service access solutions for the portion of the telecommunications network between the carrier's central office and its subscribers, often referred to as the "local loop." Our Universal Modular Carrier 1000(TM) (UMC1000) is a global product family consisting of a variety of multi-service access platforms with integrated optics and intelligent customer premises equipment. The platform utilizes a hybrid asynchronous transfer mode/time division multiplexing (ATM/TDM) architecture which provides a variety of loop interfaces for narrowband analog and digital services including plain old telephone service (POTS), integrated services digital network (ISDN), 1.544/2.048 million bits per second point-to-point dedicated digital circuit (T-1/E-1), high bit rate digital subscriber line (HDSL/HDSL2), and asymmetric digital subscriber line (ADSL) services. This platform also enables the delivery of broadband digital subscriber line (DSL) technologies including discrete multitone (G.DMT), ADSL, G.Lite, HDSL, HDSL2, symmetrical digital subscriber line (SDSL), and very high data rate digital subscriber line (VDSL) (collectively referred to as "xDSL") services to end users not served directly from a central office. These services are supported over various feeder transmission technologies including copper, fiber, and wireless. We also design and manufacture environmentally hardened outside plant cabinets and technology ranging from 48 to 2,000 lines, as well as indoor cabinets ranging from 48 to 480 lines. We believe we were the first vendor to ship ADSL modules that integrate ADSL circuits, POTS circuits, and splitters onto a single ADSL x+y(TM) line card for environmentally hardened multi-service access systems.

     Telephone companies, cable TV operators, wireless network providers and other communications service providers are building the infrastructure required to offer high-speed Internet access, data, video, telephony, and other interactive multimedia services to residential and business customers. The last mile, or local loop, of the communications network has been forecasted to be the fastest growing area for future communications equipment spending by communications service providers. We develop, market, and support products that enable telecommunications companies and other service providers to connect subscribers to the central office switch for voice and data communications.

     We have deployed more than 3 million POTS/POTS equivalent access lines and over 4.5 million DS0 equivalents in over 25 countries worldwide. DS0 is a worldwide standard speed of 64,000 bps for digitizing voice conversation using pulse code modulation. In the United States, Sprint, WinStar, and SBC, among others, deploy the UMC1000 product family. The UMC1000 product family has also been deployed in South Africa, France, Canada, Venezuela, Mexico, Brazil, Panama, the Caribbean, China, Hong Kong, and Japan, among other countries. The UMC1000 product family is distributed and serviced through a direct sales force, and to a lesser extent distributors, in the United States, and through direct sales, distributors and sales representatives in international markets. This multiple-channel distribution approach allows customers to select the channel that best addresses their specific needs and provides AFC with broad coverage of global markets.

     AFC was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. We completed an initial public offering on October 1, 1996 and a secondary offering on February 12, 1997. Our principal executive offices are located at One Willow Brook Court, Petaluma, California 94954, and the telephone number at that address is (707) 794-7700. We can also be reached through our world wide web site at http://www.afc.com. Information on our website is not part of this report.

     We operate on a 13-week fiscal quarter, comprised of four, four and five week months ending on the last Saturday of the last week of the five-week month. For presentation purposes only, the first three fiscal quarters are shown as ending on March 31, June 30, and September 30, and the fourth fiscal quarter and fiscal year are shown as ending on December 31. As used in this report, 1999, 1998, and 1997 refer to the fiscal years ending December 31, 1999, 1998 and 1997, respectively, unless the context indicates otherwise.

INDUSTRY BACKGROUND

     Over the past twenty years, the telecommunications industry has experienced significant advances both technologically and architecturally. These changes have been prompted by the demand for new and expanded services, increased competition among telecom providers, and the need to leverage existing networks and reduce operating costs.

     The Telecommunications Act of 1996 opened the telecom markets to new entrants and created an environment in which telecom providers began offering expanded services. Growth in the Internet, electronic commerce, and telecommuting increased pressure on telecom providers to supply a broader range of voice and data services over faster networks. Today, over 7,500 registered Internet service providers (ISPs) in the U.S. have helped drive the demand for faster transmission and higher broadband capacity. Networks are increasingly required to transmit large volumes of data and video for communicating information, conducting business, and delivering entertainment.

     In addition, both public and private network customers are requesting the convergence of voice, Internet/ data and video traffic into integrated multimedia services transmitted over one network. These demands have prompted the development and use of broadband networks, which feature the improved reliability and increased speed of transmission generally required for data and video service over the network.

     Specifically, the industry term "broadband" refers to all transmission speeds of T-1 and higher. Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs. However, the broadband capacity of the access network has not kept pace with the growth in broadband network applications, particularly in the local loop portion between the central office and the subscriber. For the most part, standard analog modems have reached their data-carrying capacity in the existing local loop network and telecom providers are seeking solutions to ease the congestion in this portion of the network.

E.VOLVING ACCESS SOLUTIONS

     We use the term "e.volving" to describe the evolutionary process occurring in today's networks and the need to adapt to the capabilities and requirements of tomorrow's networks.

     The UMC1000 product family provides both narrowband and broadband services to customers. In 1996, in response to the predicted growth in demand for high-speed Internet access and other broadband services, we engineered a next generation digital loop carrier with a chassis equipped with a three-bus backplane architecture consisting of a TDM bus, a 520 Mbps ATM high speed cell bus, and a 5.3 Gbps synchronous optical network/synchronous digital hierarchy bus (SONET/SDH). This system began shipping in the first quarter of 1997.

     This hybrid voice and data architecture allows the UMC1000 product family to transition between TDM, Frame Relay, and ATM networks. We believe the system is economically scalable up to 2,000 lines and can transition from a narrowband to broadband access system. Because of this flexibility, the UMC1000 product family offers a cost-effective multi-access service solution with a wide variety of features and advanced services that can be added or changed as a customer's network grows.

     We have invested extensive engineering resources in the development of custom ASICs, such as the narrowband gate array and broadband gate array. We have finalized the design and testing of the Cellennia(TM) Cell Bus Gate Array. This custom ASIC consists of over 1.5 million gates and is the largest ASIC AFC has ever designed. Cellennia is the key technology that activates the high-speed cell bus, providing a fully distributed broadband architecture. This distributed broadband architecture allows AFC to continue to offer its "pay as you grow" philosophy into the deployment of broadband services. Cellennia allows traffic to move smoothly between the TDM domain and the ATM Cell domain, and integrates ATM/TDM internetworking, cell switching, cell bus arbitration, cell mapping, and baseline quality of service onto a single chip. The integration of these functions substantially reduces power consumption, and we anticipate will cut the cost by more than 50% over that of a discrete chip design.

EXPANDING PRODUCT PORTFOLIO

     Our product platform consists of a wide range of products:

     THE UMC1000 MULTI-SERVICE ACCESS PLATFORM

     The UMC1000 product family consists of the UMC1000 120-line unit and the UMC1048 48-line unit. Both units can be installed in a variety of network configurations to support the varying geographic distribution of subscriber bases. The units can be linked together to form a range of larger line systems up to 2,000 lines. Both units provide narrowband and broadband services in a single platform, from POTS to xDSL over copper wire, fiber optic cable or wireless transport media.

     OUTSIDE PLANT CABINETS

     For remote applications requiring an outdoor housing, we offer a wide variety of cabinets to provide the most cost-effective solution for each application. From 48 to 2,000 lines, our cabinets incorporate an integrated platform to save space and power. All outdoor cabinets are environmentally controlled, easy to install, and fully compatible with the UMC1000 platform and its feature set.

     INDOOR CABINETS

     Universities, hospitals, banks, ISPs, and business centers require POTS and high speed data services such as xDSL, fractional or full T-1/E-1, and ISDN. In order to reduce cost, telecommunications companies can deliver these services from low-cost, secure indoor cabinets that support rapid installation in stairwells, closets, or basements, occupying minimal valuable floor space. Our indoor cabinets meet these needs with 48 to 480 lines, helping telecommunications companies minimize their capital outlay while extending new and existing fiber and copper plant.

     EMS1000(TM) ELEMENT MANAGEMENT SYSTEM

     The convergence of voice and data communications, and the Telecommunications Act of 1996, have focused the telecommunications environment on advanced services that provide reliable, high-performance communications networks. Providers now need element management system (EMS) solutions that integrate seamlessly into the various network management systems and operation support systems (OSS) of yesterday, today and tomorrow. Our EMS is a valuable element of the UMC1000 product line, which already provides a local craft user interface and support for legacy Telcordia or industry standard OSSs via a simple network management protocol. The EMS provides a centralized graphic user interface for point-and-click UMC1000 network management. The EMS's flexible telecommunications management network architecture, centralized management capabilities, and customized applications integrate with external network management systems to greatly enhance the service provider's ability to manage UMC1000 networks.

     INTEGRATED ADSL

     In 1999, we introduced the ADSL x+y family of ADSL cards that covers a wide range of integrated ADSL-plus-POTS line cards. This family will include an International Telecommunications Union-compliant ADSL G.Lite version in 2000. With a patent pending for our integrated ADSL technology, the ADSL x+y product portfolio is designed for cost effective, widespread deployment of high-speed data services with optional derived voice for residential and business markets. The ATM-enabled ADSL x+y product family of line cards offers a combination of "x" ADSL circuits and optional "y" life-line POTS circuits with central office band splitters integrated on single line cards that plug into the UMC1000 multi-service access platform. The new G.Lite, ADSL 6+6, and ATM based ADSL 2+6 card expand our product family from the original full-rate ADSL 2+6.

     EMAX(TM) -- EQUIPMENT MAXIMIZATION SYSTEM

     In September 1999, we announced EMAX, a product designed for revitalizing existing outside plant housings with higher density and more advanced services capability for third-party housing equipment. The self-contained EMAX kit fits into most legacy digital loop carrier (DLC) cabinets, eliminating the need for additional right-of-way, easements, and permits. Outside plant labor, such as engineering, construction, equipment installation, and splicing, is minimized by re-using the existing network infrastructure. EMAX can be installed in as little as four hours, and at a fraction of the cost of the original first generation DLC system. EMAX can easily fit into the space of a typical non-AFC DLC channel bank. EMAX increases the capacity and density of the legacy infrastructure, often more than doubling the capacity of the cabinet and offering the same range of narrowband and broadband services available in any UMC1000 system. This added density enables carriers to meet demand for second and third line POTS services in areas where standard twisted copper pair phones lines are exhausted.

     CNX1024(TM) -- CURBSIDE NETWORK ACCESS SYSTEM AND
FIBREMAX1440(TM) -- HYBRID FIBRE/POWER NODE

     Also in September 1999, we introduced the Curbside Network Access System CNX1024 and the FibreMAX1440 Hybrid Fibre/PowerNode, for a full end-to-end fiber-to-the-curb (FTTC) system with head-end FTTC powering and fiber distribution node. This system allows carriers to provide On-Demand Multi-Band(TM), such as advanced broadband services, closer to the edge of the network and closer to the customer. The CNX1024 system utilizes proven UMC1000 multi-service technology, enabling carriers to cost-effectively add revenue-generating services.

     ONX1012(TM) -- OPTICAL NETWORK ACCESS SYSTEM AND OCX103(TM) -- OPTICAL CUSTOMER ACCESS SYSTEM

     In November 1999, we introduced the ONX1012 Optical Network Access System and the OCX103 Optical Customer Access System. These products are packet-aware SONET/SDH add-drop optical systems that support TDM, packet, and cell services, and are targeted to deliver high-value services to business subscribers. The ONX1012 creates a fully integrated optical access solution that can improve the economics for carrier networks, saving up to 75% in overall network costs. ONX1012 can deliver services from TDM private line to ATM, to transparent local area network service, and broadband Internet services. The OCX103 resides at the customer premise, connecting the subscriber's voice and data to ONX1012 nodes or to any other ATM-compliant network element. The OCX103 provides the customer with familiar data/telephony interfaces, such as T-1/E-1, and Ethernet, and also adds embedded software that lets carriers quickly set up value-added voice and data services.

INDUSTRY ALLIANCES

     We seek to enhance our products and technology by forming strategic alliances with other technology leaders for mutual product leverage and integration with the UMC1000 system. In 1999, we formed a strategic alliance with Atmosphere Networks, a leader in packet-aware optical transmission networks. The agreement includes joint development and interoperability, and enlists Atmosphere Networks to provide next-generation ATM-based SONET/SDH solutions to further expand AFC's end-to-end access product portfolio. In

February 2000, we signed an agreement with Fujitsu Telecommunications Europe Ltd. that will incorporate our next generation digital loop carrier products into Fujitsu's multi-service access portfolio with both parties contributing expertise to develop broadband solutions for Europe.

     We have product and technology alliances with ADTRAN, Inc. and PairGain Technologies, Inc. to collaborate on high speed digital subscriber line solutions. We also have a joint marketing agreement with VINA Technologies which combines VINA's Multiservice T-1 Integrator(R) and the UMC1000 with a GR-303 interface, integrating voice and data traffic into a single T-1 line. We have entered into alliances with 3Com Corporation, Aware, Inc., Cayman Systems, Centillium Technology Corporation, Efficient Networks, Inc., and Redback Networks, Inc., to enable end-to-end broadband/ADSL network solutions for our customers.

     In 1999, we continued our strategic alliances with Sourcenet Corporation, which has enlisted Efficient Networks, Inc., Minerva Systems, Newbridge Networks, nCUBE, and Stellar One Corporation to develop and produce a complete end-to-end advanced telecommunications services solution called On Demand Network(TM) (ODN). ODN uses ATM packet switching over DSL to provide high speed "always on" Internet access, data transport, true video on demand, multichannel broadcast video, pay per view, and voice service over a single copper pair connection to the home. ODN is compatible with existing telephones, televisions, and personal computers, and the service is affordable from a total cost of ownership perspective.

MARKETS AND CUSTOMERS

     In recent years, traditional voice services in the U.S. and Canada have grown at approximately 3% per year, with two-thirds of subscribers served directly from telephone central offices. Remote access devices, such as remote switching units or DLCs, serve the remaining one-third of the subscriber market. However, the proportion of subscribers served by remote carrier systems is growing rapidly, and is expected to reach 50% by mid-2001.

     An estimated 30 million personal computers are connected to the Internet, mostly with traditional dial-up modem technology over a TDM network. As the number of computers connected to the Internet approaches 50 million in North America, we believe that the limitations associated with a TDM infrastructure will manifest and severely limit the growth and functionality of the network. Growing market demand for high bandwidth services is forcing telecom providers to reevaluate their network planning models and create new ones. Network planners and engineers responsible for this emerging network face a complex problem: how to effectively implement a network that optimizes diverse services today such as voice, video, and data through overlay networks and discrete network elements, while maintaining the design requirements for tomorrow's network.

     The solution from AFC's perspective is an integrated multi-service access platform that provides today's foundation for multi-service deployment, with an evolutionary path to networks of the future.

     Our products are sold in the U.S. and international marketplaces to a customer base that includes regional Bell operating companies (RBOCs), national local exchange carriers (NLECs), competitive local exchange carriers (CLECs), independent operating companies (IOCs), international telephone companies, alternative carriers, system integrators and original equipment manufacturers
(OEMs). Historically, the largest revenue-producing segments of our customer base have been the NLECs, IOCs, CLECs, and international telephone companies. In 1999, we sold our products to a wider variety of customer types and we plan to continue to diversify our customer base among the market segments described above. During 1999, we derived a lower percentage of our revenues from international markets. However, we are currently attempting to expand our presence in international markets and we are focusing our efforts on operators who are making investments in broadband access infrastructures. Deregulation and privatization of international incumbent telecommunications companies are prompting service providers to upgrade and expand existing facilities to improve their positions in an increasingly competitive marketplace. Simultaneously, these telecommunications companies are installing technology to enable future advanced services.

     During 1999, WinStar Communications, Inc. (WinStar) accounted for 15.7% of our total revenues and North Supply Company, a subsidiary of Sprint, accounted for 11.9%. In 1998, WinStar accounted for 11.2% of our total revenues, and Integrators of System Technology (Pty) Ltd of South Africa accounted for 10.4%. For 1997, GTE accounted for 19.2% of our total revenues. U.S. revenues, including royalties, represented 89.3%, 73.8%, and 73.5% of total revenues in 1999, 1998, and 1997, respectively. International revenues, including royalties, declined to 10.7% in 1999 as compared with 26.2% in 1998 and 26.5% in 1997.

BACKLOG

     At December 31, 1999 and 1998, backlogs were approximately $35.3 million and $10.8 million, respectively. All of the December 31, 1999 backlog is expected to be shipped in 2000. We consider backlog to be an indicator, but not the sole predictor, of future sales.

SALES, MARKETING, AND CUSTOMER SUPPORT

     Our products are marketed worldwide directly to telecommunications companies and indirectly through original equipment manufacturers, distributors, and sales representatives.

     Our U.S. sales group conducts sales activities from our corporate headquarters, regional sales offices in Kansas and Illinois, and throughout the U.S., including California, Colorado, Texas, Virginia, North Carolina, and Minnesota, among others. Our U.S. sales personnel are dedicated to specific customer accounts, segmented by our U.S. customer base. In addition to direct calls on telecommunications companies, sales to customers often involve marketing through consulting engineers who are retained by independent telecommunications companies for engineering, specifications and installation services. We host an annual technology conference for telecommunication engineering consultants, consisting of specific product training as well as more generic technology training in areas such as ADSL, broadband, and multi-service access. Our U.S. sales group consists of approximately 45 direct salespeople, technical, engineering, and support personnel located throughout the U.S.

     Our international sales channels include both direct sales to end-user clients and indirect sales through global regional and country OEMs, integrators, distributors and agents. Our international sales group consists of approximately 21 direct salespeople, technical, engineering, and support personnel located in the U.S., Canada, the United Kingdom, Switzerland, Spain, France, Australia, Hong Kong, and China.

     The U.S. and international sales organizations receive support from our product marketing organization for product commercialization, advertising and marketing communications. Our product marketing organization consists of approximately 54 employees and is closely aligned with our customer market base to assess, capture, and deliver technical value propositions, product strategy applications, and technical marketing collateral.

     We maintain a customer support organization of approximately 85 employees providing our customers with high-quality technical and administrative product support. In addition to providing service during our products' standard 24-month warranty period, our customer support department provides post-sales technical support, technical and operational training to customers, and technical pre-sales assistance to AFC's sales representatives and distributors. In addition to our own field technical service engineers, we also rely on various third party organizations to provide post-sales support to North American customers. We provide international customer support directly or through our authorized distributors. Training courses and materials are made available to customers either through student training or train-the-trainer programs.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing local loop products with advanced features for global telecommunications markets. The UMC1000 is designed as a modular software and hardware platform that can be configured and adapted to particular customer requirements. Development efforts include extensive attention to ease of installation and use by the customer. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on enhancements to the UMC1000 product family, such as new fiber-to-the-curb capability, ATM/ADSL service cards, ATM broadband infrastructure, and larger line size products. For international markets, efforts have been focused on the V5.1/V5.2 switch interfaces, element management system, and numerous country-specific customizations.

     Our industry is characterized by rapidly changing technological and market conditions which may shorten product life cycles. Our future competitive position depends not only upon successful production and sales of the UMC1000 product family, but also upon our ability to develop and produce, on a timely basis, new features and services to meet existing and anticipated industry demands. We are currently engaged in developing several new features for the UMC1000 product family. We have also reassessed our internal processes for developing technology, and we have implemented new procedures for bringing new products to market. During the product development process, we invest substantial resources in products that often require extensive field testing and evaluation before their introduction to the market. We have invested extensive engineering resources in the development of the Cellennia Cell Bus Gate Array, and custom ASICs, such as the narrow band gate array and the wide band gate array.

     Research and development costs charged to expense were $47.5 million in 1999, $41.0 million in 1998, and $25.7 million in 1997. As a percentage of total revenues, research and development costs represented 16.3% in 1999, 13.1% in 1998, and 9.6% in 1997. We consider our research and development efforts vital to our future success and we plan to continue to support the development of new products, features and product cost reductions. We have research and development offices in Petaluma, California; Buffalo Grove, Illinois; and Miramar, Florida. As of December 31, 1999, the research and development staff consisted of 249 employees.

MANUFACTURING

     Manufacturing, system integration, and testing operations are performed at our headquarters in Petaluma, California. Manufacturing operations consist primarily of final product assembly and testing. Quality is monitored at each stage of the production and supply process, including the selection of component vendors, receiving, assembly, final testing, packaging, and shipping. Functional, environmental, and systems testing and other quality assurance-related activities are performed on the subassemblies incorporated into the UMC1000 product family.

     We rely on a limited number of vendors to manufacture subassemblies to strict specifications for use in our products. In particular, we rely on:

     - Flextronics International Ltd. and Solectron International USA, Inc. to manufacture printed circuit board assemblies (PCBA)

     - Siemens Microelectronics, Inc. for PCBA components

     - Paragon Electronic Systems, Inc. and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

     - General Cable Corporation for protector panel subassemblies

     - CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

     - American Microsystems, Inc. and Texas Instruments for ASICs

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

     - LeeMah Electronics Inc. for fully integrated cabinets

     - PairGain Technologies Inc. for custom enclosures and boards

     - Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR Inc. to manufacture the external housing cabinets

     - Advanced Digital Graphics, Inc. for system documentation

     Certain components used in the UMC1000 product family are only available from a single source or limited number of vendors. Some of our sole source vendors are companies which, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, resulting in limited or unreliable sources of supply for these components. See Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to these matters on page 16 of this Annual Report on Form 10-K.

COMPETITION

     Our competitors range from small companies, both U.S. and international, to large multinational corporations. Principal competitors include: ADC Telecommunications, Inc., Cisco Systems, Inc., Compagnie Financiere Alcatel, Lucent Technologies, Inc., Marconi Communications, Inc., Next Level Communications, Inc., Northern Telecom Ltd., and Siemens AG.

     Many of these competitors have more extensive financial, marketing, and technical resources than we do and enjoy superior name recognition in the market.

     Marconi Communications, Inc. (Marconi) is a competitor in the U.S. market, but they will also serve as a distributor of our products in certain international markets starting in 2000. As a result of a settlement and distribution agreement reached in February 2000, Marconi entered into a minimum purchase agreement for the UMC1000 product family and will act as a distributor in specific international markets.

     In addition, pursuant to a settlement agreement and related agreements entered into with the Industrial Technology Research Institute, certain of its member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute (ETSI) version of the narrowband UMC1000 outside of North America. These companies currently compete with us in international markets, primarily in China. Upon termination of certain restrictions set forth in such agreements, in January 2005, such companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use a certain older version of narrowband UMC1000 technology and will be able to compete with us worldwide at such time.

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

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

     We have made investments in two start-up ventures specializing in telecommunication technologies, Cerent Corporation and Turin Networks. On November 1, 1999, Cerent was acquired by Cisco Systems, Inc. (Cisco) and our investment was converted into approximately 5.3 million shares of Cisco common stock, resulting in a non-operating gain of approximately $379.3 million. We recorded an unrealized gain of $166.6 million in our Cisco stock at December 31, 1999 for the change in fair value between November 1 and December 31, 1999. In February 2000, we entered into a hedging transaction, structured as a costless collar agreement (collar) to minimize the impact of potential adverse market risk on the Cisco stock we own. The collar covers approximately 5.0 million shares with a term of approximately three years. The collar limits our exposure to, and benefits from, price fluctuations in the underlying Cisco stock. It provides us with a floor value of approximately $650 million for the hedged shares while allowing us to participate in up to approximately $350 million of any further appreciation in the shares above the floor value. We recorded the collar at its estimated fair market value. We account for the collar as a hedge, and changes in the value of the collar are anticipated to be largely offset by changes in the value of the underlying stock which is also marked-to-market through accumulated other comprehensive income in our balance sheet. As part of the collar, we will be able to borrow against the value of a portion of the hedged stock.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     The UMC1000 product family must comply with a large number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary by specific international markets. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission (FCC), Underwriters Laboratories, Quality Management Institute (QMI), Telcordia Technologies, Inc. (Telcordia), other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by Industry Canada, the International Telecommunications Union, and individual regional carriers' network operating system requirements and specifications. In addition, our product must comply with standards issued by ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation. Standards for new services continue to evolve, and we will be required to modify the UMC1000 or develop and support new versions to meet these standards.

     Telcordia testing on the UMC1000 product family is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some UMC1000 product family features must pass Telcordia testing prior to field release. See Part I, Item
1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to these matters, beginning on page 17 of this Annual Report on Form 10-K.

     We have successfully completed the Telcordia Operations Systems Modifications for the Integration of Network Elements process on LFACS, TIRKS, SWITCH, and NMA interoperability. LFACS and TIRKS are OSSs which allow RBOCs' operations systems to identify the UMC1000's bandwidth and equipment type and capabilities. SWITCH is an OSS designed to inventory and assign telecommunications equipment. NMA adds the ability to retrieve UMC1000 alarms through the RBOCs' operations systems and to generate trouble tickets online. Switch compliance testing has been completed on GR-303 with Lucent Technologies on the Lucent 5ESS switch, with Northern Telecom on the DMS-100 switch and with Siemens on the EWSD switch. The UMC1000 is currently undergoing testing with Telcordia for integration with OPS/INE allowing provisioning through Telcordia operating systems.

     In 1997, Underwriters Laboratories officially registered AFC as ANSI/ISO/ASQC Q9001-1994 (ISO) compliant which signifies a standard of quality in design, development, production, installation and servicing. In 1998, we transitioned to QMI as our ISO 9000 registrar. We continue to maintain ISO certification. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing nonconformity at all stages, from design through servicing. We are currently working to achieve compliance and subsequent certification to TL9000, a quality standard designed specifically for the telecommunications industry.

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services and have affected the deployment of future services. These risks are discussed in Part I, Item 1 -- "Certain Factors That Might Affect Future Operating Results" beginning on page 10 of this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

     Our operations and manufacturing processes are subject to federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We believe that we are in compliance in all material respects with applicable environmental regulations.

     If those laws and regulations become more stringent over time, we may not be able to comply in a timely manner, or comply at all. Compliance with new laws and regulations could create significant compliance expenses, result in production suspension and delay, restrict expansion at present locations, and require the acquisition of costly equipment. Non-compliance with laws and regulations could result in penalties and suspension of operations.

PROPRIETARY RIGHTS AND LICENSES

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents. No patents are currently held for the UMC1000 product family, but four patent applications are pending. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. See Part I,
Item 1 -- "Certain Factors That Might Affect Future Operating Results" as it pertains to this matter on page 15 of this Annual Report on Form 10-K. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 19 of this Annual Report on Form 10-K.

     Frequent litigation, based on allegations of patent and other intellectual property infringement, has resulted from the telecommunications industry's dependence on proprietary technology. In February 2000, we settled litigation with Marconi under which we claimed trade secret misappropriation, tortious interference with contract, and related claims against RELTEC Corporation, which was acquired by Marconi. This settlement involves Marconi paying a $32.75 million cash payment to us and entering into a distribution agreement for the UMC1000 product family. In 1998, we settled litigation with the Industrial Technology Research Institute and its sub-licensee member companies, and others, involving breach of a prior agreement, trade secret misappropriation, unfair competition, and related claims. This settlement involved our granting a limited license to certain of our proprietary technology. Also in 1998, we settled litigation with Acer Netxus, Inc. enjoining them from developing, manufacturing, and selling any device utilizing or deriving from our UMC1000 technology. In 1996, we settled litigation with DSC Communications Corporation (DSC) under which DSC had claimed proprietary rights in the UMC1000 technology. In June 1999, we settled litigation with Alcatel USA, Inc. (formerly DSC) under a separate proprietary rights claims against our UMC1000 technology.

EMPLOYEES

     As of December 31, 1999, we employed 722 people. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike, or labor dispute. We believe relations with our employees are good.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating our business.

     Potential Fluctuations in Future Operating Results and Seasonality. Our operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of our control, that could, among other things, lower revenues, increase operating expenses, and lower net income. These factors include:

     - U.S. and international sales mix

     - Customer mix

     - Product feature component mix

     - Timing and size of orders which are received and can be shipped in a quarter

     - Availability of adequate supplies of key components and assemblies

     - Ability to introduce new product features and technologies on a timely basis

     - Timing of new product feature introductions or announcements by us or by our competitors

     - Price competition

     - Unit volume

     - Royalty revenue levels

     - Excess or obsolete inventory

     - Adequacy of manufacturing capacity

     - Customers' ability to pay when due

     - Expanded warranty coverage

     We sell the UMC1000 product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. Our equipment typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Our customers normally install a portion of our equipment in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales have been made to telecommunications companies in the U.S., and accordingly, we believe that over time this seasonality will cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In particular, we believe that revenues for the quarter ended March 31, 2000 may be lower than our revenues in the quarter ended December 31, 1999. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in governments' budgets, political environment, and delays in receiving government approval for deployment of the UMC1000 product family in the local loop.

     Expenditures for research and development, sales, general, and administrative functions are based, in part, on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the UMC1000 product family relative to planned levels could result in, among other things, higher operating expenses and lower net income in a quarter or subsequent quarters.

     All of the above factors are difficult to forecast, and these or other factors could, among other things, reduce revenues, increase operating expenses, and reduce net income. As a result, we believe that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that we will sustain or increase our profitability in the future.

     We have made an investment in a start-up venture specializing in telecommunication technologies. This investment is inherently risky, as the market for the technology or products the company has under development are in the early stages and may never materialize. We could lose our entire investment in this company.

     In February 2000, we entered into a hedging transaction structured as a costless collar agreement to minimize the potential impact of potential adverse market risk on the Cisco shares we own. We are currently evaluating the requirements and impact of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for us beginning in the first quarter of 2001, and there may be changes in accounting for hedges under SFAS No. 133 which may affect our income statement. Refer to Part II, Item 7A -- "Quantitative and Qualitative Disclosures About Market Risk" as it pertains to this matter on pages 23-25 of our Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

     Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. Due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside of our control, such as market analysts' published expectations and short traders' activities, can cause a material fluctuation in our stock price. In addition, the stock market has demonstrated extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have been unrelated to the operating performance of those companies. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation, or future litigation based on fluctuations in our stock price, could result in substantial litigation costs, and a diversion of management's attention and resources from our operations. See Part I, Item 3 -- "Legal Proceedings" as it pertains to this matter on page 19 of this Annual Report on Form 10-K.

     Customer Concentration. In the year ended December 31, 1999, WinStar accounted for 15.7% of our total revenues, and Sprint accounted for 11.9%. For the year ended December 31, 1998, 11.2% of our total revenues were derived from sales to WinStar and 10.4% to Integrators of System Technology (Pty) Ltd. in South Africa. No other single customer accounted for 10% or more of total revenues in either of these periods. Our five largest customers accounted for 46.3% of total revenues in the year ended 1999 and 41.9% in the year ended 1998. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of securing large accounts. Marconi is our only customer that has entered into an agreement requiring it to purchase a minimum amount of product from us. No other customer has a minimum purchase agreement with us. There can be no assurance that significant customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase the UMC1000 product family. The loss of one or more significant customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining significant customers.

     Delays and Defects in Product Development and Product Feature Releases. We have experienced delays in completing development and introduction of new product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. We could incur contract penalties should we fail to meet production and delivery time schedules on certain orders. There can be no assurance that we will be successful in developing new product features and releasing products to the market, or that we will be able to do so before our competitors. The UMC1000 product family contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the UMC1000 product family after commencement of shipments, resulting in delays or cancellation of customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could result in, among other things, decreased revenues, net income, and cash flows.

     Risks Associated with International Markets. A portion of our business is conducted internationally. Operating in international markets subjects us to certain risks, including:

     - Political and economic conditions

     - Tariffs or other barriers

     - Longer sales and payment cycles

     - Collection of accounts receivable

     - Staffing and managing international operations

     - Exchange and repatriation controls on foreign earnings

     - Negative tax consequences

     - Exchange rate fluctuations

     - Changes in regulatory requirements

     International sales constituted 10.7% of our total revenues in the year ended 1999 and 26.2% in the year ended 1998. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods. Sales to customers in South Africa, France, China, Brazil, and Venezuela declined in 1999 compared with 1998. We continue to experience certain difficulties in international markets, and there can be no assurance that we can expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect consolidated revenues, gross profit, and net income.

     Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to obtain due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional indigenous equipment vendors. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may, among other things, have the effect of increasing our operating expenses, lowering net income, and decreasing cash flows. We may be required to post bid and performance bonds for certain customers in international markets. Failure to meet delivery schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could, among other things, increase our operating expenses and lower net income.

     We are working to enter new international markets which demand significant management attention and financial commitment. Successful expansion of international operations and sales in certain markets may depend on our ability to establish and maintain productive strategic relationships. We rely on a number of third party distributors and sales representatives to market and sell the UMC1000 product family outside of the U.S. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. There can be no assurance that we will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. We may be unable to increase international sales of the UMC1000 product family through joint ventures or strategic relationships. The failure to do so could significantly limit our ability to expand international operations and could, among other things, reduce our revenues, gross profit, and net income.

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

     The economies in some Central and Latin American countries have deteriorated, resulting in the devaluation of currencies in certain of these countries. These conditions may persist or intensify. These conditions have contributed to a decline in our international sales. We expect that adverse economic conditions in foreign countries or foreign currency exchange rates could result in, among other things, delays or cancellation of customer orders, decreased revenues, and lower net income.

     Our international sales are primarily U.S. dollar denominated. As a result, an increase in the value of the dollar relative to foreign currencies could make our product less competitive in international markets. Refer to Part II, Item
7A -- "Quantitative and Qualitative Disclosures About Market Risk" as set forth on pages 23-25 of our Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

     We must comply with various country-specific regulations and standards to compete in international markets. Any inability to obtain local regulatory approval could delay or prevent entrance into international markets, which could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income.

     Competition. Many of our competitors have more extensive financial, marketing and technical resources than AFC and enjoy superior name recognition in the market. Our primary competitors include: ADC Telecommunications, Inc., Cisco Systems, Inc., Compagnie Financiere Alcatel, Lucent Technologies, Inc., Marconi Communications, Inc., Next Level Communications, Inc., Northern Telecom Ltd., and Siemens AG.

     Marconi is a competitor in the U.S. market, but will also serve as a distributor of our products in the international market starting in 2000. As a result of a settlement and distribution agreement reached in February 2000, Marconi entered into a minimum purchase agreement for the UMC1000 product family line and will act as a distributor in specific international markets.

     As a result of a settlement agreement and related agreements entered into in 1998 with the Industrial Technology Research Institute, certain of its member companies have been granted certain rights to manufacture and sell the ETSI version of the narrowband UMC1000 outside of North America. We currently compete with such entities in international markets, primarily in China. Upon termination of certain restrictions set forth in the settlement agreement, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use a certain version of narrowband UMC1000 technology in January 2005, and will be able to compete with us worldwide.

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

     Risk of Failure to Manage Expanding Operations. Historically, we have experienced a period of growth, which has imposed significant burdens on management, operations, finance, and other resources. We need to continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Our results of operations could be adversely affected if revenues do not increase sufficiently to compensate for any increase in operating expenses and facility obligations resulting from any expansion. If we fail to effectively manage any growth in our U.S. and international operations, our business could be disrupted, and we could incur, among other things, increased operating expenses, lower net income, and decreases in cash flow.

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

     Concentrated Product Line, Uncertainties Associated with New Product Features and Rapid Technological Change. Substantially all of our revenues are derived from the UMC1000 product family, and we expect this concentration will continue in the foreseeable future. Any decrease in the level of sales of, or the prices for the UMC1000 product family could result in, among other things, decreased revenues and lower net income. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the UMC1000 product family, or product obsolescence, among others.

     The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, the introduction of new industry digital switch interfaces, such as GR-303, TR-08, and V5, reduces the amount of equipment required to support each access line or port. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the UMC1000 product family, diminish market acceptance of the system or render the system obsolete and possibly result in, among other things, loss of customer orders, decreased revenues, and lower net income.

     Our success will depend upon our ability to enhance the UMC1000 product family technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. Product enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards. There can be no assurance that we will overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that new products or enhancements will achieve market acceptance. We may be required to incur substantial costs to modify the UMC1000 product family, develop new products, and build our infrastructure to accommodate these changes. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the UMC1000 product family, causing customers to defer purchasing our equipment.

     Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement. We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the UMC1000 product family, and although four patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many international countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders, decreased revenues, and lower net income.

     Like other participants in our industry, we expect that we will be increasingly subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past.

     From 1998 through January 2000, we pursued trade secret misappropriation and related claims against RELTEC Corporation, now Marconi Communications, Inc. The case involved RELTEC's acquisition of AFC's technology through our Taiwan-based licensee, Vidar-SMS Co., Ltd. The case settled in February 2000, when Marconi agreed to pay us $32.75 million in cash, and entered into a distribution agreement for the UMC1000 product family that guarantees AFC minimum purchases or specified payments over the next three years.

     In 1998, we settled litigation with the Industrial Technology Research Institute and its sub-licensee member companies, and others, involving breach of a prior agreement, trade secret misappropriation, unfair competition and related claims. Under the settlement, we granted a limited license for the use of certain proprietary technology. In September 1998, we settled litigation with Acer Netxus, Inc. enjoining them from developing, manufacturing, and selling any device utilizing or deriving from our UMC1000 technology.

     In 1996, we settled litigation with DSC Communications, Inc. (DSC) under which DSC had claimed proprietary rights to the UMC1000 technology. In June 1999, we settled litigation with Alcatel USA, Inc. (formerly DSC) under a separate proprietary rights claim to our UMC1000 technology.

     In the future, we may be subject to additional litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any such litigation could be costly and divert management's attention from running our operations, either of which could result in, among other things, increased operating expenses, lower net income, and failure to remain competitive in a rapidly changing technological environment. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could, among other things, decrease revenues, increase operating expenses, lower net income, and decrease cash flows.

     Dependence on the Telecommunications Industry. Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include CLECs, RBOCs, NLECs, and IOCs. Accordingly, our future success depends upon the capital spending patterns of these customers and the continued demand by these customers for the UMC1000 product family. Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and international markets. The UMC1000 product family and any new products we introduce may not be met with widespread acceptance among the telecommunications companies and other potential customers. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with our technology which could result in, among other things, delays or cancellation of customer orders, decreased revenues, and lower net income. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the UMC1000 product family. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

     Dependence on Sole Source and Limited Number of Third-Party Manufacturers and Support Organizations. Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable the sources of supply for these components. In addition, our current strategy includes focusing on securing large customer accounts. These customers may require us to produce and ship large orders within a compressed timeframe. This may absorb available supplies of components and impair our ability to make later shipments to others. We have experienced shortages of key components from time to time in the past, and there can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays or cancellation of customer orders, lower revenues, gross profit, net income, and cash flows. In particular, we rely upon:

     - Flextronics International Ltd. and Solectron International USA, Inc. to manufacture PCBAs

     - Siemens Microelectronics, Inc. for PCBA components

     - Paragon Electronic Systems, Inc. and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

     - General Cable Corporation for protector panel subassemblies

     - CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

     - American Microsystems, Inc. and Texas Instruments for ASICs

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

     Various third party support organizations provide post-sales support to our U.S. customers. There can be no assurance that these organizations will be able to provide the level of customer support demanded by existing or potential customers.

     Dependence on Key Personnel. Our success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could result in, among other things, loss of our competitive position in a rapidly changing technological environment, which in turn could lead to decreased revenues, increased operating expenses to locate experienced replacements, and lower net income. Recently, we have experienced an increase in our employee turnover rate, including technical and engineering positions. During the course of 1999, we experienced significant changes in our executive officers and key employees, including our President and CFO positions. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. In general, we do not have employment agreements with, or key person life insurance for, our employees. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. There can be no assurance as to the ongoing effect of key personnel on our business, financial condition and results of operations.

     Risks Associated with Pending Litigation. We are a party to certain legal proceedings as described in Part I, Item 3 -- "Legal Proceedings" beginning on page 19 of this Annual Report on Form 10-K. We are unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time, and significant legal costs which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment.

     Compliance with Regulations and Industry Standards. The UMC1000 product family must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, our ability to sell our product would be impaired, and we could experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, QMI, Telcordia, other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must also comply with standards issued by the

European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

     We need to continue to ensure that the UMC1000 product family is easily integrated with various network management systems. Telcordia testing on our products is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Failure to maintain such compliance or to obtain it on new features released in the future could result in, among other things, delays in or loss of customer orders, decreased revenues, and lower net income.

     We have maintained compliance with ISO 9001 (ISO) since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. There can be no assurance that we will maintain such certification. The failure to maintain such certification may preclude selling the UMC1000 product family in certain markets and could adversely affect our ability to compete with other vendors of telecommunications equipment.

     Our ability to compete with other telecommunications equipment vendors could be adversely affected should we fail to maintain interoperability with other companies or adopt or maintain industry standards in the UMC1000 product family.

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders and lower revenues. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for the UMC1000 product family. Uncertainty regarding future policies combined with emerging new competition may also affect the demand for telecommunications products such as the UMC1000 system.

     Year 2000 Readiness. We did not experience any material disruptions to our business, results of operations, or the UMC1000 product family as a result of the transition from 1999 to 2000. We plan to retain our year 2000 (Y2K) contingency plans in case of any potential Y2K-related events that may arise in the first half of 2000. We believe we have taken the steps necessary to understand and resolve Y2K issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, product shipment delays, unforeseen operating expenses and lower net income. We tracked external costs incurred to remedy Y2K-affected software, hardware, and embedded technology. We did not separately track internal costs incurred, such as payroll costs for employees working on Y2K matters. Expenditures in relation to Y2K readiness were $73,000.

ITEM 2. PROPERTIES

     We lease four buildings in Petaluma, California where the following functions reside: administration and principal executive offices, sales, marketing, product development, manufacturing and distribution. In addition to our Petaluma headquarters, we lease properties at the following locations:
Buffalo Grove, Illinois (research and development); Itasca, Illinois (sales); Overland Park, Kansas (sales); Coral Gables, Florida (sales and sales support); Miramar, Florida (research and development); Shanghai, China (sales support); Hong Kong (sales); London, England (sales and sales support); and Fribourg, Switzerland (sales support). These buildings are suitable for our operational use.

     Our facility obligations and commitments are based in part on anticipated growth projections, and, in the near-term, are relatively fixed. Based on existing commitments for additional office space, we will have excess office space in the near future. We have sublet a portion of the excess office space and we are actively pursuing subletting additional space that will become available in the future. Our operating expenses and cash flows could be adversely affected if we are unable to, in a timely manner, restructure our existing commitments or sublease the excess facility space at rents comparable to our obligations.

ITEM 3. LEGAL PROCEEDINGS

     Marconi/RELTEC Corporation. In 1997, AFC filed a lawsuit against RELTEC Corporation, now Marconi Communications, Inc., alleging trade secret misappropriation, tortious interference with a contract, and related claims. The case involved RELTEC's acquisition of AFC's technology through our Taiwan-based licensee, Vidar-SMS Co., Ltd. AFC and Marconi announced a settlement of the case on February 7, 2000. Related to the settlement, Marconi agreed to pay AFC $32.75 million, and AFC and Marconi entered into a distribution agreement under which Marconi will distribute the UMC1000 product family in specific countries outside the U.S. over a three year period, 2000 - 2002. The agreement anticipates that Marconi will purchase for resale a minimum of $110 million of the UMC1000 product family during the three year period ($30 million in 2000, $40 million in 2001, and $40 million in 2002), and guarantees AFC specified minimum payments if Marconi's UMC1000 product family purchases do not meet expectations.

     Stockholder Litigation. AFC and various of its current and former officers and directors are parties to a consolidated lawsuit which purports to be a class action filed on behalf of certain of our stockholders (excluding the defendants and parties related to them). The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. Defendants' motion to dismiss the complaint is currently pending before the court. Limited discovery has occurred, and only limited discovery is expected to occur pending ruling on the motion to dismiss.

     Based on current information, we believe the suit to be without merit and intend to defend AFC and its officers and directors vigorously. Although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market using the symbol AFCI. Our common stock price is listed daily in the Wall Street Journal and other publications under the Nasdaq National Market listing with the abbreviation AdvFibComm.

     In 1997, we effected a two-for-one stock split and all share, per share and common stock amounts disclosed have been restated to reflect the effect of this split.

     The following table lists the high and low closing sales prices of our common stock as reported by the Nasdaq National Market for each full quarterly period of the two most recent fiscal years:

                                                              HIGH      LOW
                       FISCAL 1999:                          ------    ------
First Quarter (through March 27)...........................  $13.75    $ 7.38
Second Quarter (through June 26)...........................   15.25      7.09
Third Quarter (through September 25).......................   20.94     13.13
Fourth Quarter (through December 25).......................   44.38     19.00

                                                              HIGH      LOW
                       FISCAL 1998:                          ------    ------
First Quarter (through March 28)...........................  $40.13    $25.25
Second Quarter (through June 27)...........................   44.50     34.00
Third Quarter (through September 26).......................   41.06      6.00
Fourth Quarter (through December 26).......................   11.88      4.44

     On March 13, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $80.25 per share. As of December 31, 1999, there were approximately 427 record holders, or brokerage firms, holding our common stock.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently intend to utilize all of our earnings, if any, for use in our operations and do not anticipate the payment of cash dividends in the foreseeable future. In addition, our line of credit agreement requires consent from the banks prior to payment of dividends.

ISSUANCE OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is set forth on page 18 of our 1999 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 19-23 and 25 of our 1999 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth on pages 23-25 of our 1999 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages 26-42 of our 1999 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Executive officers are selected annually and serve at the discretion of the board of directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director.

             NAME                AGE                               POSITION
             ----                ---                               --------
EXECUTIVE OFFICERS
John A. Schofield(3)...........  51    President, Chief Executive Officer and Director
Gregory S. Steele..............  38    Senior Vice President, Chief Operating Officer and acting Vice
                                       President, Operations
Keith E. Pratt.................  37    Vice President, Chief Financial Officer, and Assistant Secretary
Jude S. Radeski................  38    Corporate Controller
Mehmet N. Balos................  44    Vice President, Global Marketing and North American Sales
Jorge A. Valdes................  38    Vice President, Engineering
Robert G. Yates................  57    Vice President, International Sales

KEY EMPLOYEES
Charles C. Geiger..............  35    Vice President, Customer Service
Ron D. Longo...................  38    Vice President, Technical Marketing and Communications
Amy M. Paul....................  31    Vice President, General Counsel and Secretary
Victoria L. Perrault...........  46    Vice President, Administrative Services
Doak K. Smailer................  42    Vice President, Quality

OUTSIDE DIRECTORS
Donald Green(3)................  68    Chairman of the Board
Herbert M. Dwight, Jr.(2)(4)...  69    Director
Ruann F. Ernst(1)(3)(4)........  53    Director
Clifford H. Higgerson(2).......  60    Director
Dan Rasdal(1)(3)...............  66    Director
Alex Sozonoff(1)(2)............  61    Director

---------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Member of the Governance Committee

     John A. Schofield joined AFC in March 1999 as President and Chief Executive Officer, and was appointed to the Board of Directors in May 1999. Prior to joining AFC, Mr. Schofield was employed with ADC Telecommunications, Inc. from 1992 through 1999. He held several positions at ADC, including Senior Vice President, President of the Integrated Solutions Group, and Managing Director of Asia Pacific/Latin America. In July 1995, Mr. Schofield joined DSC Communications Corporation where he held the position of Vice President, International Sales and Marketing, until his return to ADC in October 1995.

     Gregory S. Steele was named Chief Operating Officer in December 1998 and was promoted to Senior Vice President in December 1999. From June through December of 1998, Mr. Steele served as Vice President, Marketing, and from April 1995 through May 1998, he held the position of Vice President, Operations. Mr. Steele joined AFC in November 1994 and served as the Director of Operations until his promotion in March 1995. Prior to joining AFC, Mr. Steele held various positions at DSC Communications

Corporation from 1990 to 1994, including Director of Account Marketing and Senior Manager of Manufacturing.

     Keith E. Pratt was promoted to Vice President, Chief Financial Officer, and Assistant Secretary in December 1999. Mr. Pratt joined AFC in September 1997 as Director of Corporate Development and served in this position until his promotion in 1999. Prior to joining AFC, Mr. Pratt was Director of the Strategy and Business Development Group with Pacific Telesis from 1995 to 1997. From 1990 through 1994, Mr. Pratt held the position of Senior Associate with Booz, Allen & Hamilton.

     Jude S. Radeski was promoted to Corporate Controller in December 1999. Mr. Radeski joined AFC in February 1996 and served as Senior Accounting Manager until December 1999. Prior to joining AFC, Mr. Radeski held the position of controller with Truckee-Tahoe Lumber Company from 1992 to 1996.

     Mehmet N. Balos joined AFC in July 1999 as Vice President of Global Marketing and was appointed to Vice President of North American Sales in addition to his marketing responsibilities in October 1999. Prior to joining AFC, Mr. Balos was employed with Ericsson LM Telephone Company from 1997 to 1999 where he was Vice President of Access Marketing, Sales and Services worldwide. Mr. Balos was General Manager for Pirelli Telecom Systems Group from 1995 to 1997, after heading up Corporate Marketing and Services as Vice President at ADC Telecommunications, Inc. from 1991 to 1995.

     Jorge A. Valdes has served as Vice President, Engineering since July 1999. Mr. Valdes joined AFC in March 1998 and served as Director of Engineering in the Florida development office through July 1999. Prior to joining AFC, Mr. Valdes served in various management positions with Racal-Datacom from 1990 through 1998, including Engineering Director of Bandwidth Engineering and Access Engineering as well as Senior Product Marketing Manager.

     Robert G. Yates joined AFC in May 1999 as Vice President, International Sales. Prior to joining AFC, Mr. Yates was employed with ADC Telecommunications, Inc., from 1992 through 1999, where he held various positions including Vice President, Asia Pacific, International Business Development Director and Managing Director Australia and New Zealand.

     Charles C. Geiger was appointed as the Vice President of Global Customer Service in July 1999. Mr. Geiger joined AFC in November 1998 as Regional Vice President of International Operations, where he served until his promotion in 1999. Prior to joining AFC, Mr. Geiger was employed with DSC Communications Corporation from 1996 through 1998. He held several senior marketing and sales positions in DSC and was based out of DSC's Denmark and UK facilities. Prior to 1996, Mr. Geiger held several positions in the U.S. and abroad at AT&T Bell Laboratories and AT&T Network Systems as part of the international engineering, marketing, and sales functions.

     Ron D. Longo was appointed Vice President of Technical Marketing and Communications in December 1999. Prior to his promotion, Mr. Longo held the positions of Director of Global Marketing from February 1999 to December 1999 and Regional Vice President of International Operations from September 1997 through September 1998. Mr. Longo previously held the position of Director of Worldwide Technical Support and Professional Services at ADTRAN, Inc. from September 1998 through February 1999. Prior to this, Mr. Longo held various technical and management positions at ADTRAN, Inc. from May 1994 through September 1997, and BellSouth Telecommunications from December 1987 through May 1994.

     Amy M. Paul was promoted to Vice President and General Counsel in February 1999. Ms. Paul was named Secretary of the Board in September 1999. Previously, Ms. Paul served as Director, Contracts and Legal Affairs, from 1995 until 1999. Prior to joining AFC, Ms. Paul served as an associate in the Business and Technology Group of Brobeck Phleger & Harrison LLP from 1993 to 1995.

     Victoria L. Perrault was promoted to Vice President of Administrative Services in December 1999. Ms. Perrault joined AFC in March 1996, as the Human Resource Manager and was promoted to Director of Human Resources in August 1996. Prior to joining AFC, Ms. Perrault was the Director of Human Resources for the Advanced Products Division of Aegon USA from 1993 to 1995.

     Doak K. Smailer was promoted to Vice President, Quality in February 2000. Mr. Smailer joined AFC in November 1998 as Director, Domestic Quality and was promoted to Director, Quality in May 1999. Prior to joining AFC, Mr. Smailer was employed with DSC Communications Corporation from 1990 through 1998, where he held the positions of Manager of Corporate Quality and Director of Corporate Quality.

     Donald Green is a co-founder of AFC and has served as Chairman of the Board since 1992. Mr. Green served as Chief Executive Officer from June 1998 to March 1999 and from May 1992 to June 1997. Mr. Green is also a director of TCSI Corporation, and three private organizations.

     Herbert M. Dwight, Jr. has served as a Director since 1998. Mr. Dwight is the retired Chairman of the Board of Optical Coating Laboratory, Inc. (OCLI), an optical coating and specialty ink manufacturer. Mr. Dwight served in this position from 1991 to February 2000. From 1991 to April 1998, Mr. Dwight also served as Chief Executive Officer of OCLI and from 1991 to 1997, he served as President of OCLI. Mr. Dwight has also served as Chairman of the Board of Vicinity Corporation since October 1999 and as a director of Applied Magnetics, Inc. and Applied Materials, Inc.

     Ruann F. Ernst has served as a Director since 1998. Ms. Ernst has served as Chief Executive Officer of Digital Island, Inc., an e-business delivery network, since June 1998 and has been Chairman of the Board of Digital Island since December 1999. From June 1998 through December 1999, Ms. Ernst also served as President of Digital Island. From 1994 to 1998, Ms. Ernst served as General Manager, Financial Services Business Unit for Hewlett-Packard Company, an electronics equipment and computer company. Prior to that, Ms. Ernst served in various management positions at Hewlett-Packard and General Electric. Ms. Ernst is also a director of Phoenix International Corporation and two private organizations.

     Clifford H. Higgerson has served as a Director since 1993. Mr. Higgerson has served as a General Partner of Communications Ventures, a venture capital firm, since 1987 and a General Partner of Vanguard Venture Partners, a venture capital firm and a stockholder of AFC, since July 1991. Mr. Higgerson is also a Director of Digital Island, Inc., Tut Systems, Inc. and twelve private companies.

     Dan Rasdal has served as a Director since 1993. Mr. Rasdal has served as a director of Symmetricom, Inc. (Symmetricom), a telecommunications company, since 1985. From 1985 to July 1998, Mr. Rasdal was Chairman of the Board, President, and Chief Executive Officer of Symmetricom. Mr. Rasdal is also a director of Celeritek, Inc.

     Alex Sozonoff has been a Director since 1997. Mr. Sozonoff has served as Vice President of Customer Advocacy for Hewlett-Packard Company, an electronics equipment and computer company, since 1998. From 1994 to 1998, he was Vice President of Marketing for Hewlett-Packard.

     Our certificate of incorporation calls for a board of directors composed of seven directors. The terms of office of the board of directors are divided into three classes:

     - Clifford H. Higgerson, John Schofield, and Alex Sozonoff are Class I Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2000.

     - Herbert M. Dwight, Jr. and Ruann F. Ernst are Class II Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2001.

     - Donald Green and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2002.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Directors, executive officers, and individuals owning more than ten percent of our common stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 1999, and based also on written representations from those persons, we believe that there was compliance with Section 16(a) filing requirements for 1999, except that Mr. Valdes inadvertently filed certain holdings late on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in our 2000 Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in our 2000 Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in our 2000 Proxy Statement to be filed within 120 days from our fiscal year end.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Form 10-K or which are incorporated herein by reference:

     1. FINANCIAL STATEMENTS:

       As of December 31, 1999 and 1998:
            - Consolidated Balance Sheets

       For the Years Ended December 31, 1999, 1998, and 1997:
            - Consolidated Statements of Income
            - Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
            - Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

       Quarterly Results of Operations (Unaudited)

     2. FINANCIAL STATEMENT SCHEDULE:

            - Schedule II -- Valuation Accounts

     All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     3(a). EXHIBITS:

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
3.3.1     Fifth Amended and Restated Certificate of Incorporation of
          the Registrant.(3)
3.3.2     Certificate of Designation of Series A Junior Participating
          Preferred Stock.(5)
3.5       Amended and Restated Bylaws of the Registrant.(2)
4.1       Specimen Certificate of Common Stock.(1)
4.3       Certificate of Incorporation of the Registrant (included in
          Exhibit 3.3.1).
4.4       Rights Agreement dated as of May 13, 1998, between the
          Registrant and BankBoston, N.A.(5)
4.5       Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A.(7)
10.4.1    Form of Amendment to Warrants and Performance Warrants.(1)
10.5      Warrant Issued in Connection with the Sale of the
          Registrant's Series E Preferred Stock on September 29,
          1995.(1)
10.8      Promissory Note Secured by Pledge Agreement, dated May 31,
          1995 by Donald Green in favor of the Registrant.(1)
10.9      Stock Pledge Agreement, dated June 16, 1995 between the
          Registrant and Donald Green.(1)
10.10     Compensation Agreement, dated March 23, 1999 between the
          Registrant and John A. Schofield.(8)
10.11     Hangzhou Aftek Communication Registrant Ltd. Contract, dated
          June 18, 1994 between Advanced Fibre Technology
          Communication (Hong Kong) Limited and Hangzhou Communication
          Equipment Factory of the MPT., HuaTong Branch.(1)+

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
10.15     Redwood Business Park Net Lease, dated June 3, 1996 between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at Buildings 1 & 9 of Willow Brook
          Court.(1)
10.17     Form of Indemnification Agreement for Executive Officers and
          Directors of the Registrant.(1)
10.18     The Registrant's 1993 Stock Option/Stock Issuance Plan, as
          amended (1993 Plan).(1)
10.19     Form of Stock Option Agreement pertaining to the 1993
          Plan.(1)
10.20     Form of Notice of Grant of Stock Option pertaining to the
          1993 Plan.(1)
10.21     Form of Stock Purchase Agreement pertaining to the 1993
          Plan.(1)
10.22     The Registrant's 1996 Stock Incentive Plan (1996 Plan).(1)
10.23     Form of Stock Option Agreement pertaining to the 1996
          Plan.(1)
10.23.1   Form of Automatic Stock Option Agreement pertaining to the
          1996 Plan.(1)
10.24     Form of Notice of Grant of Stock Option pertaining to the
          1996 Plan.(1)
10.24.1   Form of Notice of Grant of Non-Employee Director Automatic
          Stock Option pertaining to the 1996 Plan.(1)
10.25     Form of Stock Issuance Agreement pertaining to the 1996
          Plan.(1)
10.26     The Registrant's Employee Stock Purchase Plan.(1)
10.31     Cypress Center Net Lease, dated October 9, 1997 between the
          Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(4)
10.33.1   Redwood Business Park Net Lease, dated September 22, 1999
          between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North.(9)
10.34.2   First Amendment to Amended and Restated Revolving Credit
          Agreement, dated February 1, 2000 between the Registrant and
          Banque Nationale De Paris and Bank of America, N.A.
10.35     Master Stock Purchase Agreement and Pledge Agreement
          Specialized Term Appreciation Retention Sale (STARS) dated
          February 9, 2000 between the Registrant and Bank of America,
          N.A.++
13.1      Selected Consolidated Financial Data from the 1999 Annual
          Report to Stockholders.
13.2      Management's Discussion and Analysis of Financial Condition
          and Results of Operations from the 1999 Annual Report to
          Stockholders.
13.3      Financial Statements and Supplementary Data from the 1999
          Annual Report to Stockholders.
21.1      Subsidiaries of the Registrant.(1)
23.1      Report on Schedule and Consent of KPMG LLP.
27.0      Financial data schedule.

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

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

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 1999, filed with the Securities and Exchange Commission on November 8, 1999.

 +  Portions of this Exhibit have been granted Confidential Treatment.

++  Confidential Treatment has been requested for portions of this exhibit.

     3(b).REPORTS OF FORM 8-K:
          We filed one report on Form 8-K dated February 9, 2000 on February 11, 2000, announcing the press release with respect to a hedging transaction involving shares of Cisco Systems, Inc. common stock owned by AFC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED FIBRE COMMUNICATIONS, INC.
                                          (Registrant)

                                          By:     /s/ JOHN A. SCHOFIELD
                                            ------------------------------------
                                                     John A. Schofield
                                               President and Chief Executive
                                                           Officer

                                                                  March 21, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE AND TITLE                            DATE
                 -------------------                            ----

/s/ DONALD GREEN                                           March 21, 2000
-----------------------------------------------------
Donald Green
Chairman of the Board

/s/ HERBERT M. DWIGHT, JR.                                 March 21, 2000
-----------------------------------------------------
Herbert M. Dwight, Jr.
Director

/s/ RUANN F. ERNST                                         March 21, 2000
-----------------------------------------------------
Ruann F. Ernst
Director

/s/ CLIFFORD H. HIGGERSON                                  March 21, 2000
-----------------------------------------------------
Clifford H. Higgerson
Director

/s/ DAN RASDAL                                             March 21, 2000
-----------------------------------------------------
Dan Rasdal
Director

/s/ JOHN A. SCHOFIELD                                      March 21, 2000
-----------------------------------------------------
John A. Schofield
Director

/s/ ALEX SOZONOFF                                          March 21, 2000
-----------------------------------------------------
Alex Sozonoff
Director

/s/ KEITH E. PRATT                                         March 21, 2000
-----------------------------------------------------
Keith E. Pratt
Vice President, Chief Financial Officer,
and Assistant Secretary
(Duly Authorized Signatory and
Principal Financial Officer)

/s/ JUDE S. RADESKI                                        March 21, 2000
-----------------------------------------------------
Jude S. Radeski
Corporate Controller
(Duly Authorized Signatory and
Principal Accounting Officer)

                      ADVANCED FIBRE COMMUNICATIONS, INC.

INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K:

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
    10.34.2   First Amendment to Amended and Restated Revolving Credit
              Agreement, dated February 1, 2000 between the Registrant and
              Banque Nationale De Paris and Bank of America, N.A.
    10.35     Master Stock Purchase Agreement and Pledge Agreement
              Specialized Term Appreciation Retention Sale (STARS) dated
              February 9, 2000 between the Registrant and Bank of America,
              N.A.++
    13.1      Selected Consolidated Financial Data from the 1999 Annual
              Report to Stockholders.
    13.2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations from the 1999 Annual Report to
              Stockholders.
    13.3      Financial Statements and Supplementary Data from the 1999
              Annual Report to Stockholders.
    23.1      Report on Schedule and Consent of KPMG LLP.
    27.0      Financial data schedule.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                        SCHEDULE II - VALUATION ACCOUNTS
                                 (in thousands)


                                                    ADDITIONS
                                              ---------------------
                                  BALANCE      CHARGED
                                     AT       TO COSTS     CHARGED      DEDUCTIONS    BALANCE
ALLOWANCE FOR                     BEGINNING     AND        TO OTHER       FROM      AT END OF
RECEIVABLES                       OF PERIOD   EXPENSES     ACCOUNTS     ALLOWANCE     PERIOD
-----------------------------     ---------   --------     --------     ----------  ---------
Year ending December 31, 1997      $    -       2,729             -           -       $2,729
Year ending December 31, 1998       2,729       3,658             -      (1,061)       5,326
Year ending December 31, 1999       5,326      (1,586)            -        (304)       3,436


                                                       ADDITIONS
                                                ------------------------
                                   BALANCE
                                      AT          CHARGED       CHARGED       DEDUCTIONS       BALANCE
                                   BEGINNING      TO COSTS      TO OTHER        FROM         AT END OF
RESERVE FOR INVENTORY              OF PERIOD    AND EXPENSES    ACCOUNTS       RESERVE         PERIOD
-----------------------------      ---------    ------------    --------      ---------      ---------
Year ending December 31, 1997        $  614         1,971             -         (1,185)        $1,400
Year ending December 31, 1998         1,400         4,949             -         (1,398)         4,951
Year ending December 31, 1999         4,951         7,221          (113)        (4,051)         8,008


                                                    ADDITIONS
                                             ------------------------
                                 BALANCE
                                    AT          CHARGED      CHARGED       DEDUCTIONS      BALANCE
                                 BEGINNING     TO COSTS      TO OTHER        FROM         AT END OF
WARRANTY RESERVE                 OF PERIOD   AND EXPENSES    ACCOUNTS       RESERVE         PERIOD
-----------------------------    ---------   ------------    --------      ----------     ---------
Year ending December 31, 1997      $2,551         9,171             -        (6,793)         $4,929
Year ending December 31, 1998       4,929        11,504             -        (9,870)          6,563
Year ending December 31, 1999       6,563         8,910             -        (6,575)          8,898