Form 10-Q
period 2000-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2000-05-05
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



              x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

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



As of April 28, 2000, 79,101,266 shares of common stock were outstanding.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                   PAGE
                                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999...................................................2
           Condensed Consolidated Statements of Income
               Three months ended March 31, 2000 and 1999.............................................3
           Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 2000 and 1999.............................................4
           Notes to Condensed Consolidated Financial Statements.......................................5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................19



PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................................20
Item 2. Changes in Securities and Use of Proceeds....................................................20
Item 3. Defaults Upon Senior Securities..............................................................20
Item 4. Submission of Matters to a Vote of Security Holders..........................................20
Item 5. Other Information............................................................................20
Item 6. Exhibits and Reports on Form 8-K.............................................................20

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                            March 31,       December 31,
                                                                               2000             1999
                                                                           -----------      ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                           $    30,499       $  30,261
       Marketable securities                                                   908,597         700,750
       Accounts receivable, net                                                 62,963          60,737
       Inventories, net                                                         42,551          36,717
       Other current assets                                                      5,758           5,068
                                                                           -----------       ---------
         Total current assets                                                1,050,368         833,533

    Property and equipment, net                                                 59,023          56,798
    Other assets                                                                 8,938           7,093
                                                                           -----------       ---------
         TOTAL ASSETS                                                      $ 1,118,329       $ 897,424
                                                                           ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                    $    21,791       $  19,092
       Accrued liabilities                                                      30,338          28,578
       Deferred tax liabilities                                                255,740         205,529
                                                                           -----------       ---------
         Total current liabilities                                             307,869         253,199

    Long-term liabilities                                                        2,440           2,483

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         no shares issued and outstanding                                           --              --
       Common stock, $0.01 par value; 200,000,000 shares authorized in 2000 and 1999; 79,032,411 and 78,239,326 shares
         issued and outstanding in 2000 and 1999, respectively                     790             782
       Additional paid-in capital                                              246,469         232,083
       Notes receivable from stockholders                                          (97)           (241)
       Accumulated other comprehensive income                                  223,764         100,968
       Retained earnings                                                       337,094         308,150
                                                                           -----------       ---------
         Total stockholders' equity                                            808,020         641,742
                                                                           -----------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,118,329       $ 897,424
                                                                           ===========       =========


     See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                            2000           1999
                                                          -------        -------
Revenues                                                  $85,079        $67,590
Cost of revenues                                           45,766         37,186
                                                          -------        -------
      Gross profit                                         39,313         30,404
                                                          -------        -------

Operating expenses:
   Research and development                                14,177         11,606
   Selling, general, and administrative                    16,226         15,796
                                                          -------        -------
      Total operating expenses                             30,403         27,402
                                                          -------        -------

Operating income                                            8,910          3,002

Other income, net                                          34,945          1,494
                                                          -------        -------
Income before income taxes                                 43,855          4,496
Income taxes                                               14,911          1,484
                                                          -------        -------

Net income                                                $28,944        $ 3,012
                                                          =======        =======


Basic net income per share                                $  0.37        $  0.04
                                                          =======        =======

Shares used in basic per share computations                78,747         76,098
                                                          =======        =======

Diluted net income per share                              $  0.34        $  0.04
                                                          =======        =======

Shares used in diluted per share computations              83,958         79,442
                                                          =======        =======


     See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2000           1999
                                                                    ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  28,944       $  3,012
   Adjustments to reconcile net income to net cash provided by operating activities:
      Tax benefit from option exercises                                 9,390          1,916
      Depreciation and amortization                                     2,948          2,780
      Allowance for uncollectible accounts and returns                   (469)            92
      Deferred income taxes                                            (6,517)           333
      Changes in operating assets and liabilities:
         Accounts receivable                                           (1,757)        10,202
         Inventories                                                   (5,834)         5,866
         Other assets                                                   2,887            897
         Accounts payable                                               2,699            610
         Other liabilities                                              1,707          2,430
                                                                    ---------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                   33,998         28,138
                                                                    ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                                      27,130         17,578
   Maturities of marketable securities                                 76,189         50,912
   Purchases of marketable securities                                (144,305)       (69,838)
   Purchase of property and equipment                                  (5,126)        (5,908)
   Investment in development-stage company                             (5,468)             0
                                                                    ---------       --------
           NET CASH USED IN INVESTING ACTIVITIES                      (51,580)        (7,256)
                                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options and warrants         17,820          1,644
                                                                    ---------       --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   17,820          1,644
                                                                    ---------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     238         22,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         30,261         20,669
                                                                    ---------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  30,499       $ 43,195
                                                                    =========       ========


     See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K, for the year ended December 31, 1999.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc., and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

We generally operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                             March 31,      December 31,
                                               2000            1999
                                             --------       ------------
              Raw materials                  $  7,933         $  6,907
              Work-in-progress                  1,049              818
              Finished goods                   33,569           28,992
                                             --------         --------

              Inventories, net               $ 42,551         $ 36,717
                                             ========         ========

NOTE 3  COMPREHENSIVE INCOME

Accumulated other comprehensive income, in the equity section of our balance sheet, is composed primarily of unrealized gains and losses on marketable securities. We recorded an unrealized gain, net of taxes, of approximately $110.1 million for the change in value between December 31, 1999 and March 31, 2000 in the Cisco shares we hold. We recorded an unrealized loss, net of taxes, of approximately $5,900 for the change in value in the remainder of our marketable securities portfolio during this same time period. Our foreign currency translation adjustments were not significant as of March 31, 2000 or 1999. We have total comprehensive income of $110.1 million and $0, respectively, for the quarters ended March 31, 2000 and 1999, primarily as a result of the Cisco unrealized gain.

NOTE 4  COMMITMENTS AND CONTINGENCIES

STOCKHOLDER LITIGATION - AFC and various of its current and former officers and directors are defendants in a consolidated lawsuit which purports to be a class action filed on behalf of certain of our stockholders. The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. Defendants' motion to dismiss the complaint was granted by the Court on March 24, 2000. Plaintiffs were given leave to file an amended complaint. If an amended complaint is filed, it is probable that defendants will again move to dismiss. Limited discovery has occurred, and only limited discovery is expected to occur pending filing of a further amended complaint and a ruling on the motion to dismiss that complaint. Based on current information, we believe the suit to be without merit and intend to defend AFC and its officers and directors vigorously. Although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

NOTE 5  OTHER INCOME

Included in other income is $32.75 million in cash that Marconi Communications Inc. (Marconi) paid to us related to the settlement of litigation in February 2000.

NOTE 6  SEGMENT REPORTING

We derive substantially all of our revenues from sales of the UMC1000 product family, and our company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we have a single reportable segment and report only certain enterprise-wide disclosures.

For the first quarter of 2000, revenues from sales to customers, excluding royalties, were $84.9 million, compared with $67.5 million in the same period of 1999. We have a single reportable segment; thus, there is no difference between reportable income and consolidated income. Long-lived assets, excluding deferred tax assets, located in the U.S. increased to $67.0 million as of March 31, 2000 from $62.9 million as of December 31, 1999. Long-lived assets, excluding deferred tax assets, located in foreign countries decreased to $0.9 million as of March 31, 2000 from $1.1 million as of December 31, 1999.

NOTE 7  POOLING OF INTERESTS COMBINATION

In April 2000, we announced a definitive agreement to acquire privately-held GVN Technologies, Inc. (GVN), a developer of Integrated Access Device equipment for the service provider market. Under terms of the agreement, approximately 1.1 million shares and options to purchase AFC common stock will be exchanged for all outstanding shares and options of GVN. This acquisition will be accounted for as a pooling of interests and is expected to be completed in the second quarter of 2000, subject to various closing conditions.

NOTE 8  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock on an as-if converted basis, and common equivalent shares from options and warrants to purchase common stock using the treasury stock method, when dilutive.

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three month periods ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2000           1999
                                                          -------        -------
Net income                                                $28,944        $ 3,012
                                                          =======        =======

Shares used in basic per share calculations,
  actual weighted average common shares
  outstanding for the period                               78,747         76,098

Weighted average number of shares upon
  exercise of dilutive options and warrants                 5,211          3,344
                                                          -------        -------

Shares used in diluted per share calculations              83,958         79,442
                                                          =======        =======

Basic net income per share                                $  0.37        $  0.04
                                                          =======        =======

Diluted net income per share                              $  0.34        $  0.04
                                                          =======        =======


NOTE 9  CERTAIN ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 in June 1998, Accounting for Derivative Instruments and Hedging Activities. The effective date has been deferred to fiscal years beginning after June 15, 2000. The statement will be effective for us beginning in the first quarter of 2001. This standard requires that we recognize all derivatives as either assets or liabilities in the balance sheet and that we measure those instruments at fair value. The treatment of gains or losses resulting from changes in the derivative will be determined depending on the type and use of the derivative and whether it qualifies for hedge accounting. We are currently evaluating the requirements and the impact of SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding our intent, belief, estimates, current plans, or expectations. Current and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements, as set forth below in "Certain Factors That Might Affect Future Operating Results" are:

-    Potential Fluctuations in Future Operating Results and Seasonality
-    Customer Concentration
-    Delays and Defects in Product Development and Product Feature Releases
-    Risks Associated with International Markets
-    Competition
-    Risk of Failure to Manage Expanding Operations
- Concentrated Product Line, Uncertainties Associated with New Product Features and Rapid Technological Change
- Limited Protection of Proprietary Technology and Risk of Third-Party Claims of Infringement
-    Dependence on the Telecommunications Industry
- Dependence on Sole Source and Limited Number of Third-Party Manufacturers and Support Organizations
-    Dependence on Key Personnel
- Risks of Acquisitions Adversely Affecting Our Operations and Financial Results
-    Risks Associated with Pending Litigation
-    Compliance with Regulations and Industry Standards
-    Year 2000 Readiness
- Other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 7 of this Form 10-Q.

OVERVIEW

AFC designs and manufactures end-to-end distributed Multi-Service Access Solutions for the local loop. The UMC1000 is a global product family consisting of a variety of Multi-Service Access Platforms with integrated optics and intelligent customer premises equipment. The platform utilizes a hybrid ATM/TDM architecture which provides a variety of loop interfaces for POTS, ISDN, T-1/E-1, HDSL, and ADSL services over various feeder transmission options, including copper, fiber, and wireless. We also design and manufacture environmentally hardened outside plant cabinets and technology ranging from 48 to 2,000 lines, as well as indoor cabinets ranging from 48 to 480 lines.

RESULTS OF OPERATIONS

REVENUES. In the first quarter ended March 31, 2000, our revenues increased $17.5 million, or 25.9%, to $85.1 million as compared with $67.6 million for the same period in 1999.

The increase in revenues was primarily due to higher U.S. revenues.
U.S. revenues in the first quarter of 2000 were $76.1 million compared with $58.9 million in the first quarter of 1999, an increase of 29.2%. The increase in U.S. revenues for the period was mainly due to increased sales to competitive local exchange carriers, regional Bell operating companies, and Tellabs, Inc.

International revenues totaled $9.0 million in the first quarter of 2000, compared with $8.7 million for the comparable period in 1999. The increase in international revenues was primarily due to higher sales to customers in France, the Caribbean, and Japan. International revenues represented 10.6% and 12.9% of total consolidated revenues, respectively.

In the first quarter of 2000, WinStar Communications, Inc. (WinStar) accounted for 24.9% of total revenues and Sprint North Supply, a subsidiary of Sprint (Sprint), accounted for 11.4%. For the quarter ended March 31, 1999, WinStar accounted for 13.6% of total revenues, and Sprint accounted for 13.0%. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing large accounts. There can be no assurance that our principal customers will continue to purchase product from us at current levels, if at all. Marconi is our only customer who has entered into an agreement requiring it to purchase a minimum amount of product from us. The loss of one or more principal customers may result in lower revenues and decreased net income.

GROSS PROFIT. In the first quarter of 2000, gross profit as a percentage of revenues grew to 46.2% from 45.0% in the same period in 1999.

The increase in gross profit in the first quarter of 2000 as compared with 1999 was primarily due to the gross profit associated with the product mix sold to particular customers and the higher proportion of sales to U.S. customers, which tend to have higher gross profit margins.

In the future, gross profit may fluctuate due to a wide variety of factors, including: our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, the mix between U.S. and international sales, the customer mix, the product feature mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, component pricing due to vendor allocation, engineering and manufacturing efficiencies, the extent of global sourcing of our products, price competition, unit volume, royalty revenues, excess or obsolete inventory, and changes in warranty coverage.

RESEARCH AND DEVELOPMENT. In the first quarter of 2000, research and development expenses increased $2.6 million to $14.2 million compared with $11.6 million for the same period in 1999 and represented 16.7% and 17.2% of total revenues, respectively.

The increase in research and development expenses for the first three months of 2000, as compared with the same period in 1999, was primarily due to increased usage of outside services for testing and product development, hiring and relocation costs, and depreciation on test equipment used to develop and test new products and features. We believe that rapidly evolving technology and competition in our industry necessitate the continued commitment of resources to our product development in order to remain competitive. We plan to continue to support the development of new products and features as well as product cost reductions, while seeking to carefully manage the rate of increase of such expenses through expense controls. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL, AND ADMINISTRATIVE. For the first quarter of 2000, selling, general, and administrative expenses increased $0.4 million to $16.2 million compared with $15.8 million for the same period in 1999 and represented 19.0% and 23.4% of total revenues, respectively.

The increase in selling, general, and administrative expenses in the first quarter of 2000, as compared with 1999, is primarily due to higher compensation and benefits, donations for educational purposes, increased travel-related expenses, and higher usage of outside services, partially offset by decreases in litigation and legal costs. We plan to continue to allocate resources to our sales, marketing, and administrative functions to remain competitive in our industry and to support our research and development functions. We recognize the need to balance these costs with expense controls to carefully manage the increase of such expenses.

OTHER INCOME. In the first quarter of 2000, other income increased $33.4 million from $1.5 million in the first quarter of 1999 to $34.9 million. The increase was primarily a result of $32.75 million in cash received in conjunction with the litigation settlement with Marconi in February 2000.

INCOME TAXES. For the first quarter of 2000 and 1999, we recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. The effective tax rate for the first quarter of 1999 was 33.0%; however, the effective rate for the entire year of 1999 was 39.0%. The increase in the tax rate during 1999 was primarily due to the gain arising from the conversion of our investment in Cerent Corporation, Inc. into Cisco Systems, Inc. common stock in November 1999. Our effective tax rate in 2000 is 34.0%. Although the tax rate in 2000 has decreased from the rate for the entire year of 1999, the rate is higher than the first quarter of 1999 primarily due to the gain arising from settlement of the Marconi litigation in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, cash and cash equivalents were $30.5 million, compared with $30.3 million as of December 31, 1999. Marketable securities totaled $908.6 million as of March 31, 2000, compared with $700.8 million as of December 31, 1999. The $207.8 million increase between periods was primarily a result of the $166.9 million unrealized gain, before taxes, for the change in value of the Cisco shares we hold.

Operating activities for the first three months of 2000 generated net cash of $34.0 million. This was primarily the result of net income, which included a $32.75 million litigation settlement, and adjustments for non-cash activities such as tax benefits from option exercises. Net cash of $51.6 million was used in investing activities in the first three months of 2000, primarily as a result of purchases of marketable securities.

We have a $30.0 million unsecured bank line with two banks, which expires in July 2000. The bank line carries interest of LIBOR plus 1.50%. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of March 31, 2000, $2.7 million in letters of credit were outstanding, of which $1.0 million was issued as a short-term deposit on one of our leased facilities and another $1.0 million was issued as a five-year deposit on the same building. The bank line requires us to comply with certain financial covenants. As of March 31, 2000, no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of March 31, 2000, there were approximately $3.1 million in foreign exchange contracts outstanding.

In February 2000, we entered into a hedging transaction structured as a costless collar agreement, with a term of approximately three years, to minimize the potential market risk on approximately 10 million (post-split) shares of Cisco stock we own. We have the ability to borrow against the value of a portion of the shares hedged, which we have pledged to secure our obligations under the collar agreement. We plan to hedge approximately 530,000 (post-split) additional shares of Cisco common stock expected to be received in our second quarter 2000, unless Cisco makes claims against such shares under the terms of their November 1, 1999 acquisition of Cerent Corporation, Inc.

We have lease lines totaling $4.6 million that were used for equipment and furniture purchases.

We believe that our existing cash and short-term investments, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including working capital requirements, capital expenditures, and operating lease obligations, for the next twelve months.

SEASONALITY

Many of our customers install a portion of the UMC1000 system in outdoor locations. Because of this, shipments of the UMC1000 product family are subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales are to companies in the U.S., and, accordingly, we believe the effect of seasonality will generally cause our revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Revenues in the first quarter of 2000 were higher than the preceding quarter due, in part, to higher international revenue levels.

YEAR 2000 READINESS DISCLOSURE

We did not experience any material disruptions to our business, results of operations, or the UMC1000 product family as a result of the transition from 1999 to 2000. We have retained our year 2000 (Y2K) contingency plans in case of any potential Y2K-related events that may arise in the first half of 2000, including any Y2K problems encountered by our customers and key suppliers. We believe we have taken the steps necessary to understand and resolve Y2K issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, product shipment delays, unforeseen operating expenses and lower net income. We have not incurred any expenses in relation to Y2K readiness beyond the $73,000 we spent through 1999.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating AFC and our business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS AND SEASONALITY. Our operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of our control, that could, among other things, lower revenues, increase operating expenses, and lower net income. These factors include:

-    U.S. and international sales mix
-    Customer and distribution channel mix
-    Product feature component mix
- Timing and size of orders which are received and can be shipped in a quarter
-    Availability of adequate supplies of key components and assemblies
-    Component pricing due to vendor allocation
-    Rapidly changing industry standards and customer needs
- Ability to introduce new product features and technologies on a timely basis
- Timing of new product feature introductions or announcements by us or by our competitors
-    Price competition
-    Unit volume
-    Royalty revenue levels
-    Excess or obsolete inventory
-    Adequacy of manufacturing capacity
-    Customers' ability to pay when due
-    Expanded warranty coverage
- Integration of acquired businesses and technologies and expenses associated with acquisitions

We sell the UMC1000 product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. Our equipment typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Our customers normally install a portion of our equipment in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales have been made to telecommunications companies in the

U.S., and accordingly, we believe that over time this seasonality will generally cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in governments' budgets, political environment, and delays in receiving government approval for deployment of the UMC1000 product family in the local loop.

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

In February 2000, we entered into a hedging transaction structured as a costless collar agreement to minimize the potential impact of adverse market risk on the Cisco shares we own. We are currently evaluating the requirements and impact of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for us beginning in the first quarter of 2001, and there may be changes in accounting for hedges under SFAS No. 133 which, combined with the anticipated volatility in Cisco's stock price, may affect our income statement and cause our results of operations to fluctuate. Refer to Part I, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" as it pertains to this matter on page 19 of this Quarterly Report on Form 10-Q.

Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. Due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside of our control, such as market analysts' published expectations and short traders' activities, can cause a material fluctuation in our stock price. In addition, the stock market has demonstrated extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have been unrelated to the operating performance of those companies. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation, or future litigation based on fluctuations in our stock price, could result in substantial litigation costs, and a diversion of management's attention and resources from our operations. See Note 4 - "Commitments and Contingencies" as it pertains to this matter on page 5 of this Quarterly Report on Form 10-Q.

CUSTOMER CONCENTRATION. For the quarter ended March 31, 2000, WinStar accounted for 24.9% of total revenues, and Sprint accounted for 11.4%. For the quarter ended March 31, 1999, WinStar accounted for 13.6% of total revenues, and Sprint accounted for 13.0%. No other single customer accounted for 10% or more of total revenues in either of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of securing large accounts. Marconi is our only customer who has entered into an agreement requiring it to purchase a minimum amount of product from us. No other customer has a minimum purchase agreement with us. There can be no assurance that significant customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase the UMC1000 product family. The loss of one or more significant customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining significant customers.

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

International sales constituted 10.6% of our total revenues in the quarter ended March 31, 2000 and 12.9% in the comparable period of 1999. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods. We continue to experience certain difficulties in international markets, and there can be no assurance that we can expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect consolidated revenues, gross profit, and net income.

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

We are working to enter new international markets which demand significant management attention and financial commitment. Successful expansion of international operations and sales in certain markets may depend on our ability to establish and maintain productive strategic relationships. We rely on a number of third-party distributors and sales representatives to market and sell the UMC1000 product family outside of the U.S. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, some of our third-party and indirect distribution channels have resulted in lower gross profit margins in the past. Increased sales through these channels may reduce our overall gross profit margins. There can be no assurance that we will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. We may be unable to increase international sales of the UMC1000 product family through joint ventures or strategic relationships. The failure to do so could significantly limit our ability to expand international operations and could, among other things, reduce our revenues, gross profit, and net income.

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

COMPETITION. Many of our competitors have more extensive financial, marketing and technical resources than AFC and enjoy superior name recognition in the market. Our primary competitors include: ADC Telecommunications, Inc., Carrier Access Corporation, Cisco Systems, Inc., Compagnie Financiere Alcatel, Lucent Technologies, Inc., Marconi Communications Inc., Next Level Communications, Inc., Northern Telecom Ltd., and Siemens AG.

Marconi is a competitor in the U.S. market, but will also serve as a distributor of our products in the international market starting this year. As a result of a settlement and distribution agreement reached in February 2000, Marconi entered into a minimum purchase agreement for the UMC1000 product family line and will act as a distributor in specific international markets.

As a result of a settlement agreement and related agreements entered into in 1998 with the Industrial Technology Research Institute, certain of its member companies have been granted certain rights to manufacture and sell the ETSI version of the narrowband UMC1000 outside of North America. We currently compete with such entities in international markets, primarily in China. Upon termination of certain restrictions set forth in the settlement agreement, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology in January 2005, and will be able to compete with us worldwide.

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

RISK OF FAILURE TO MANAGE EXPANDING OPERATIONS. Historically, we have experienced periods of rapid growth, which have imposed significant burdens on management, operations, finance, and other resources. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Our results of operations could be adversely affected if revenues do not increase sufficiently to compensate for any increase in operating expenses and facility obligations resulting from any expansion. If we fail to effectively manage any growth in our U.S. and international operations, including growth through acquisitions, our business could be disrupted, and we could incur, among other things, increased operating expenses, lower net income, and decreases in cash flow.

We recently expanded our manufacturing capacity and may further expand it in the future. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption.

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

Our success will depend upon our ability to enhance the UMC1000 product family technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. Product enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards, and that achieve market acceptance. We may be required to incur substantial costs to modify the UMC1000 product family, develop or acquire new products, and build our infrastructure to accommodate these changes. In addition, if product or warranty costs associated with our new products are greater than we have experienced historically, our gross profit may be adversely affected. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the UMC1000 product family, causing customers to defer purchasing our equipment.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT. We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the UMC1000 product family, and although four patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders, decreased revenues, and lower net income.

Like other participants in our industry, we expect that we will be increasingly subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past.

From 1998 through January 2000, we pursued trade secret misappropriation and related claims against RELTEC Corporation, now Marconi Communications Inc. The case involved RELTEC's acquisition of AFC's technology through our Taiwan-based licensee, Vidar-SMS Co., Ltd. The case settled in February 2000, when Marconi agreed to pay us $32.75 million in cash, and entered into a distribution agreement for the UMC1000 product family that guarantees AFC minimum purchases or specified payments over the next three years.

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

In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any such litigation could be costly and divert management's attention from running our operations, either of which could result in, among other things, increased operating expenses, lower net income, and failure to remain competitive in a rapidly changing technological environment. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could, among other things, decrease revenues, increase operating expenses, lower net income, and decrease cash flows.

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

DEPENDENCE ON SOLE SOURCE AND LIMITED NUMBER OF THIRD-PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS. Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable the sources of supply for these components. In addition, our current strategy includes focusing on securing large customer accounts. These customers may require us to produce and ship large orders within a compressed timeframe. This may absorb available supplies of components and impair our ability to make later shipments to others. We have experienced shortages of key components from time to time in the past, and there can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays or cancellation of customer orders, contractual penalties, lower revenues, gross profit, net income, and cash flows. In particular, we rely upon:

- Flextronics International Ltd. and Solectron International USA, Inc. to manufacture PCBAs
-    Siemens Microelectronics, Inc. for PCBA components
- Paragon Electronic Systems, Inc. and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies
-    General Cable Corporation for protector panel subassemblies
- CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies
-    American Microsystems, Inc. and Texas Instruments for ASICs
-    Hendry Telephone Products for fuse panels and racks
-    Powersafe Standby Batteries Inc. for battery systems
-    PairGain Technologies, Inc. for custom enclosures and boards
- Sonoma Metal Products, Inc., Cowden Metal San Jose, Inc., Mayville Metal Products, and EMAR, Inc. to manufacture the external housing cabinets
-    Advanced Digital Graphics, Inc. for system documentation

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

DEPENDENCE ON KEY PERSONNEL. Our success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could result in, among other things, loss of our competitive position in a rapidly changing technological environment, which in turn could lead to decreased revenues, increased operating expenses to locate experienced replacements, and lower net income. In the recent past, we have experienced an increase in our employee turnover rate, including technical and engineering positions. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. In general, we do not have employment agreements with, or key person life insurance for, our employees. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. There can be no assurance as to the ongoing effect of key personnel on our business, financial condition and results of operations.

RISK OF ACQUISITIONS ADVERSELY AFFECTING OUR OPERATIONS AND FINANCIAL RESULTS. As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we plan to pursue acquisitions of complementary companies, products, and technologies. In April 2000, we agreed to acquire GVN Technologies, Inc., a privately-held developer of Integrated Access Devices, for approximately 1.1 million shares of our common stock, including shares issuable pursuant to our assumption of GVN's stock options. We plan to complete this acquisition in the second quarter of 2000. Despite the substantial resources we have expended in researching and negotiating this acquisition, it is subject to several closing conditions, and there cannot be any assurance that it will occur.

Our acquisition of GVN and any future acquisitions will involve numerous risks, including the following:

- Disruption of our ongoing business and diversion of our management's time and attention
-    Exposure to unknown liabilities of acquired companies
- Potential difficulties and costs in assimilating the operations, personnel, and technologies of the acquired businesses, such as integrating GVN's products into the UMC1000 product family
-    Possible loss of acquired companies' employees, customers, and vendors

- Difficulties in completing the development and application of acquired technologies
- Potential impairment of our existing relationships with employees, customers, distributors, and other business partners due to the addition of new personnel, products, and technologies
- Risks associated with operating in new markets, including potentially greater competition and additional intellectual property claims
- Additional expenses associated with amortization of goodwill or other intangible assets arising from acquisitions
- Dilution of our existing stockholders if we pay for acquisitions with equity securities, such as in the GVN acquisition

We cannot make assurances that the GVN acquisition, if completed, or any other acquisition that we undertake will not result in significant costs or business disruption, or that we will be able to successfully integrate GVN or any other businesses, products, technologies, or personnel that we may acquire. Our failure to do so could seriously harm our business, financial condition and results of operations.

RISKS ASSOCIATED WITH PENDING LITIGATION. We are a party to certain legal proceedings as described in Note 4 - "Commitments and Contingencies" on page 5 of this Quarterly Report on Form 10-Q. We are unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time, and significant legal costs which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS. The UMC1000 product family must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, our ability to sell our product would be impaired, and we could experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, Quality Management Institute, Telcordia, other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must also comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

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

We are currently working to achieve compliance and certification to TL9000, a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will attain certification.

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

YEAR 2000 READINESS. We did not experience any material disruptions to our business, results of operations, or the UMC1000 product family as a result of the transition from 1999 to 2000. We have retained our year 2000 (Y2K) contingency plans in case of any potential Y2K-related events that may arise in the first half of 2000. We believe we have taken the steps necessary to understand and resolve Y2K issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, product shipment delays, unforeseen operating expenses and lower net income.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held approximately 10.6 million shares of Cisco common stock as of March 31, 2000. We received approximately 5.3 million shares in 1999 in exchange for our equity interest in Cerent, and the number of shares doubled as a result of Cisco's 2-for-1 stock split in March 2000. In February 2000, we entered into a hedging transaction, structured as a costless collar agreement (collar), to minimize the impact of potential adverse market risk on the Cisco stock we own. Assuming an immediate decrease of 20% in Cisco's stock price from the closing price at March 24, 2000, the last day of our first fiscal quarter, of $79.375 per share and the impact on the put and call feature of the collar agreement, the hypothetical unrealized loss in accumulated other comprehensive income related to these holdings would be approximately $25.8 million, net of income taxes. See the additional information with respect to market risk set forth under Item 7A of our 1999 Annual Report of Form 10-K.

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

None


ITEM 5. OTHER INFORMATION:

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a).   EXHIBITS:

EXHIBIT
NUMBER                             DOCUMENT DESCRIPTION
-------     --------------------------------------------------------------------
27.0        Financial data schedule.
27.399      Financial data schedule (restated) for the three month period ended
            March 31, 1999.


        (b).   REPORTS ON FORM 8-K:

               Form 8-K dated February 9, 2000, regarding the Registrant's execution of a hedging transaction with respect to shares of Cisco Systems, Inc. common stock owned by the Registrant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ADVANCED FIBRE COMMUNICATIONS, INC.




Date: May 5, 2000                By:    /s/ Keith E. Pratt
                                    --------------------------------------------
                                 Name:  Keith E. Pratt
                                 Title: Vice President, Chief Financial Officer,
                                        and Assistant Secretary
                                        (Duly Authorized Signatory and
                                        Principal Financial Officer)

                       ADVANCED FIBRE COMMUNICATIONS, INC.


INDEX TO EXHIBITS FILED WITH THIS CURRENT QUARTERLY REPORT ON FORM 10-Q:


EXHIBIT
NUMBER                             DOCUMENT DESCRIPTION
-------     --------------------------------------------------------------------
27.0        Financial data schedule.
27.399      Financial data schedule (restated) for the three month period ended
            March 31, 1999.