Form 10-Q
period 2000-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2000-08-04
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                         1465 North McDowell Boulevard
                           Petaluma, California 94954

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

As of July 28, 2000, 80,232,621 shares of common stock were outstanding.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999....................................2
           Condensed Consolidated Statements of Income
               Three and six months ended June 30, 2000 and 1999......................3
           Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999................................4
           Notes to Condensed Consolidated Financial Statements.......................5
Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk................20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................21
Item 2. Changes in Securities and Use of Proceeds....................................21
Item 3. Defaults Upon Senior Securities..............................................21
Item 4. Submission of Matters to a Vote of Security Holders..........................21
Item 5. Other Information............................................................21
Item 6. Exhibits and Reports on Form 8-K.............................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                              June 30,      December 31,
                                                                                2000            1999
                                                                            -----------     ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                            $    18,732      $  31,372
       Marketable securities                                                    882,110        700,750
       Accounts receivable, net                                                  67,755         60,768
       Inventories, net                                                          46,907         37,065
       Other current assets                                                       9,745          6,474
                                                                            -----------      ---------
         Total current assets                                                 1,025,249        836,429

    Property and equipment, net                                                  61,104         56,914
    Other assets                                                                  7,846          7,289
                                                                            -----------      ---------
         TOTAL ASSETS                                                       $ 1,094,199      $ 900,632
                                                                            ===========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                     $    20,092      $  19,202
       Accrued liabilities                                                       30,962         28,818
       Deferred tax liabilities                                                 262,414        205,529
                                                                            -----------      ---------
         Total current liabilities                                              313,468        253,549

    Long-term liabilities                                                         2,503          2,496

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         no shares issued and outstanding                                            --             --
       Common stock, $0.01 par value; 200,000,000 shares authorized in 2000 and 1999; 80,099,430 and 79,077,392 shares
         issued and outstanding in 2000 and 1999, respectively                      801            790
       Additional paid-in capital                                               257,065        237,193
       Notes receivable from stockholders                                           (97)          (241)
       Deferred stock compensation                                                   --            (96)
       Accumulated other comprehensive income                                   178,340        100,968
       Retained earnings                                                        342,119        305,973
                                                                            -----------      ---------
         Total stockholders' equity                                             778,228        644,587
                                                                            -----------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,094,199      $ 900,632
                                                                            ===========      =========


      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                  2000            1999             2000             1999
                                                --------         -------         --------         --------
Revenues                                        $101,232         $69,758         $186,651         $137,358
Cost of revenues                                  54,005          37,569           99,909           74,782
                                                --------         -------         --------         --------
      Gross profit                                47,227          32,189           86,742           62,576
                                                --------         -------         --------         --------

Operating expenses:
   Research and development                       14,444          12,149           29,116           23,962
   Selling, general, and administrative           20,706          17,323           37,512           33,426
                                                --------         -------         --------         --------
      Total operating expenses                    35,150          29,472           66,628           57,388
                                                --------         -------         --------         --------

Operating income                                  12,077           2,717           20,114            5,188

Other income, net                                  2,034           1,361           36,984            2,829
                                                --------         -------         --------         --------
Income before income taxes                        14,111           4,078           57,098            8,017

Income taxes                                       4,798             561           19,414            2,045
                                                --------         -------         --------         --------

Net income                                      $  9,313         $ 3,517         $ 37,684         $  5,972
                                                ========         =======         ========         ========

Basic net income per share                      $   0.12         $  0.05         $   0.47         $   0.08
                                                ========         =======         ========         ========

Shares used in basic per share
computations                                      80,043          77,409           79,833           77,012
                                                ========         =======         ========         ========

Diluted net income per share                    $   0.11         $  0.04         $   0.44         $   0.07
                                                ========         =======         ========         ========

Shares used in diluted per share
computations                                      85,043          79,876           84,945           79,704
                                                ========         =======         ========         ========


      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                   2000              1999
                                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  37,684         $   5,972
   Adjustments to reconcile net income to net cash provided by operating activities:
      Tax benefit from option exercises                                             11,968             2,388
      Depreciation and amortization                                                  6,143             6,610
      Adjustment to additional paid-in-capital for pooling transaction               6,297                --
      Allowance for uncollectible accounts and returns                                 (48)           (2,579)
      Deferred income taxes                                                          5,794              (303)
      Changes in operating assets and liabilities:
         Accounts receivable                                                        (6,939)           13,655
         Inventories                                                                (9,842)           11,726
         Other current assets                                                       (3,589)           (1,608)
         Long-term assets                                                            4,817               560
         Accounts payable                                                              890             2,356
         Other liabilities                                                           2,129             1,484
                                                                                 ---------         ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                55,304            40,261
                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                             (186,379)         (233,816)
   Maturities of marketable securities                                              89,772           174,362
   Sales of marketable securities                                                   43,768            37,060
   Purchase of property and equipment, net of disposals                            (10,226)          (11,373)
   Other long-term investments                                                      (5,468)               --
                                                                                 ---------         ---------
           NET CASH USED IN INVESTING ACTIVITIES                                   (68,533)          (33,767)
                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other stock issuances and exercise of common stock
     options and warrants                                                            2,128             3,482
                                                                                 ---------         ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,128             3,482
                                                                                 ---------         ---------

EFFECT OF ADJUSTMENT TO RETAINED EARNINGS TO CONFORM FISCAL YEAR ENDS IN
  POOLING TRANSACTION                                                               (1,539)               --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (12,640)            9,976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      31,372            20,782
                                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  18,732         $  30,758
                                                                                 =========         =========


      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

We generally operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. The fiscal quarter ending September 30, 2000 will be 14 weeks, and our fiscal year will have 53 weeks to maintain the convention of ending the fiscal year on the last Saturday of the calendar year.

All historical financial information has been restated to reflect the acquisition of GVN Technologies, Inc. in the second quarter of fiscal 2000, which was accounted for as a pooling of interests.

NOTE 2  POOLING OF INTERESTS COMBINATION

On May 16, 2000, AFC acquired GVN Technologies, Inc. (GVN), a leading developer of integrated access device equipment for the service provider market. Under the terms of the agreement, approximately 1.1 million shares and options to purchase AFC common stock were issued in exchange for all outstanding shares and options of GVN. This acquisition was accounted for as a pooling of interests. This acquisition was not considered significant to AFC, and accordingly, financial statements of GVN are not presented in this Form 10-Q. All historical financial information contained herein has been restated to include the combined operating results, financial position and cash flows of AFC and GVN.

The combined financial results presented include non-recurring costs, primarily legal and other professional fees, of approximately $1.1 million.

Prior to the acquisition, GVN operated on a June 30 fiscal year end. There were no conforming accounting adjustments for GVN, and there were no intercompany transactions between the entities prior to the combination.

NOTE 3  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                                             June 30,      December 31,
                                              2000            1999
                                             --------      ------------
              Raw materials                  $13,762         $ 7,222
              Work-in-progress                 1,528             818
              Finished goods                  31,617          29,025
                                             -------         -------

              Inventories, net               $46,907         $37,065
                                             =======         =======

NOTE 4  COMPREHENSIVE INCOME

Accumulated other comprehensive income, in the equity section of our balance sheet, is composed primarily of unrealized gains and losses on marketable securities. We recorded an unrealized gain, net of taxes, of approximately $77.4 million for the change in value between December 31, 1999 and June 30, 2000 of the shares of Cisco Systems, Inc. we hold. We recorded an unrealized loss, net of taxes, of approximately $56,000 for the change in value of the remainder of our marketable securities portfolio during this same time period. Our foreign currency translation adjustments were not significant as of June 30, 2000 or 1999. The following table presents the components of comprehensive income (in thousands):

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   ---------------------      --------------------
                                                     2000          1999         2000         1999
                                                   -------        ------      --------      ------
Net income                                         $  9,313       $3,517      $ 37,684      $5,972
  Other comprehensive income, net of tax:
  Change in unrealized gain on investments,
      net                                           (22,958)           0        77,372           0
                                                   --------       ------      --------      ------

Total comprehensive income (loss)                 ($ 13,645)      $3,517      $115,056      $5,972
                                                   ========       ======      ========      ======

NOTE 5  COMMITMENTS AND CONTINGENCIES

STOCKHOLDER LITIGATION - AFC and various of its current and former officers and directors are defendants in a consolidated lawsuit which purports to be a class action filed on behalf of certain of our stockholders. The lawsuit alleges that the defendants violated certain federal securities laws. The plaintiffs filed a consolidated Amended Complaint on or about January 27, 1999. Defendants' motion to dismiss the complaint was granted by the Court on March 24, 2000. Plaintiffs were given leave to file an amended complaint, which they filed on June 2, 2000. Defendants moved again to dismiss this complaint. Limited discovery has occurred, and only limited discovery is expected to occur pending a ruling on the motion to dismiss the most recent complaint. Based on current information, we believe the suit to be without merit and intend to defend AFC and its officers and directors vigorously. Although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

NOTE 6  OTHER INCOME

Included in other income for the year to date is $32.75 million in cash that Marconi Communications Inc. paid to us related to the settlement of litigation in February 2000.

NOTE 7  SEGMENT REPORTING

We derive substantially all of our revenues from sales of the OmniMAX(TM) product family, and our company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we have a single reportable segment and report only certain enterprise-wide disclosures.

For the second quarter of 2000, revenues from sales to customers, excluding royalties, were $101.1 million, compared with $69.7 million in the same period of 1999. For the six months ended June 30, 2000, revenues from sales to customers, excluding royalties, were $186.3 million, compared with $137.2 million in the same period of 1999. We have a single reportable segment; thus, there is no difference between reportable income and consolidated income. Long-lived assets, excluding deferred tax assets, located in the U.S. increased to $68.1 million as of June 30, 2000 from $63.2 million as of December 31, 1999. Long-lived assets, excluding deferred tax assets, located in foreign countries decreased to $0.9 million as of June 30, 2000 from $1.1 million as of December 31, 1999.

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

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 2000 and 1999 is (in thousands, except per share data):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     -------------------     -------------------
                                                      2000        1999        2000        1999
                                                     -------     -------     -------     -------
    Net income                                       $ 9,313     $ 3,517     $37,684     $ 5,972
                                                     =======     =======     =======     =======

    Shares used in basic per share calculations,
    actual weighted average common shares
    outstanding for the period                        80,043      77,409      79,833      77,012

    Weighted average number of shares upon
    exercise of dilutive options and warrants          5,000       2,467       5,112       2,692
                                                     -------     -------     -------     -------

    Shares used in diluted per share
    calculations                                      85,043      79,876      84,945      79,704
                                                     =======     =======     =======     =======

    Basic net income per share                       $  0.12     $  0.05     $  0.47     $  0.08
                                                     =======     =======     =======     =======

    Diluted net income per share                     $  0.11     $  0.04     $  0.44     $  0.07
                                                     =======     =======     =======     =======

NOTE 9  CERTAIN ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and Amendment of FASB Statement No. 133. SFAS No. 133 is effective on a prospective basis for interim periods and fiscal years beginning January 1, 2001. The statement will be effective for us beginning in the first quarter of 2001. This standard requires that we recognize all derivatives as either assets or liabilities in the balance sheet and that we measure those instruments at fair value. The treatment of gains or losses resulting from changes in the derivative will be determined depending on the type and use of the derivative and whether it qualifies for hedge accounting. We are currently evaluating the requirements and the impact of SFAS No. 133.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation date of SAB 101 has been extended to the fourth quarter of 2000 to allow additional time for registrants to study forthcoming SEC guidance, but its provisions will be applied retroactively to the beginning of 2000. We are currently evaluating the effect of SAB 101 on our operations and financial position.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements, as set forth below in "Certain Factors That Might Affect Future Operating Results" are:

o Our operating results will likely continue to fluctuate due to seasonality and other factors.

o Because a limited number of customers account for a substantial portion of our total revenues, the loss of a single customer could have a significantly adverse impact on our business.

o We may continue to experience delays and defects in product development and product feature releases.

o We conduct business internationally and face several risks associated with international markets.

o We face intense competition, and the competitive landscape in our industry changes rapidly.

o Our business and operating results will be harmed if we fail to manage recent and potential growth.

o Our product line is concentrated within a single family of products, and our ability to introduce new product features and to respond to rapid technological change is subject to significant uncertainty.

o Our ability to protect our proprietary technology is limited, and we expect to continue to be subject to third-party claims of intellectual property infringement.

o Our customers are concentrated in a single industry which exposes us to fluctuations in capital spending pattern and other factors affecting demand for our products in this industry.

o We may be unable to secure necessary components and support because we depend upon a limited number of third-party manufacturers and support organizations, over which we have no control, and in some cases rely upon sole source suppliers.

o We must attract, retain, and motivate key technical and management personnel in a competitive market.

o Recent and future acquisitions may adversely affect our operations and financial results.

o We are party to costly and disruptive legal proceedings, the outcome of which is unpredictable.

o Our business will suffer if our products do not comply with numerous regulations and industry standards, which are subject to change.

o There may be other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission
    (SEC).

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 7 of this Form 10-Q.

OVERVIEW

We design and manufacture worldwide broadband access solutions for the portion of the telecommunications network between the carrier's central office and its subscribers, often referred to as the "last mile". Our OmniMAX(TM) is a global product family consisting of multi-service access platforms with integrated optics and intelligent customer premises equipment. Our OmniMAX products can quickly and cost-effectively upgrade legacy networks, ubiquitously delivering narrowband, wideband, and broadband services to subscribers regardless of their geographic proximity to a carrier's central office.

Our OmniMAX product portfolio consists of: AccessMAX(TM), a variety of broadband multi-service access platforms including AFC's flagship product, the UMC1000(TM), that provide local loop voice, data, and broadband solutions; PremMAX(TM), a series of integrated access devices that provide integrated voice and data at the customer premises; and TransMAX(TM), a Sonet/SDH optical transport system for metro ring solutions.

We also design and manufacture environmentally hardened outside plant cabinets and technology ranging from 48 to 2,048 lines, as well as indoor cabinets ranging from 48 to 480 lines.

On May 16, 2000, we acquired GVN Technologies, Inc. (GVN) in an acquisition structured as a pooling of interests. All historical financial information contained herein has been restated to include the combined operating results, financial position, and cash flows of AFC and GVN.

RESULTS OF OPERATIONS

REVENUES. In the second quarter ended June 30, 2000, our revenues increased $31.4 million, or 45.0%, to $101.2 million as compared with $69.8 million for the same period in 1999. Revenues for the first six months of 2000 were $186.7 million, an increase of $49.3 million, or 35.9%, compared with $137.4 million for the same period of 1999.

The increase in revenues was primarily due to higher U.S. revenues which were $89.4 million in the second quarter of 2000 compared with $61.5 million in the same period of 1999, an increase of 45.4%. The increase in U.S. revenues for the period was due to increased sales to WinStar Communications, Inc. (WinStar), independent local exchange carriers, regional Bell operating companies, Sprint North Supply, a subsidiary of Sprint (Sprint), and Tellabs, Inc.

International revenues in the second quarter of 2000 totaled $11.8 million, compared with $8.2 million for the comparable period in 1999. The increase was due to higher sales to customers in France and South Africa. International revenues for both the second quarter of 2000 and of 1999 represented 11.7% of total consolidated revenues.

International revenues for the first half of the year totaled $20.8 million, compared with $16.9 million for the first half of 1999. The increase was due to higher sales to customers in South Africa and France, offset by lower sales to customers in Venezuela. International revenues for the first six months of 2000 and 1999 represented 11.1% and 12.3% of total consolidated revenues, respectively.

In the second quarter of 2000, WinStar accounted for 23.3% of total revenues, and Sprint accounted for 13.5%. For the second quarter of 1999, Sprint accounted for 15.0%. For the first six months of 2000, WinStar and Sprint accounted for 24.0% and 12.5% of total revenues, respectively. For the same period of 1999, sales to Sprint accounted for 14.4% of total revenues. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing large accounts. There can be no assurance that our principal customers will continue to purchase product from us at current levels, if at all. Marconi Communications Inc. (Marconi) is our only customer that has agreed to purchase a minimum amount of product from us. The loss of one or more principal customers may result in lower revenues and decreased net income.

GROSS PROFIT. In the second quarter of 2000, gross profit as a percentage of revenues grew to 46.7% from 46.1% in the same period of 1999. In the first six months of 2000, gross profit grew to 46.5% from 45.6% in the same period of 1999.

The increase in gross profit in the second quarter of 2000 and the year to date as compared with the same periods of 1999 was primarily due to increased efficiencies resulting from a higher volume of product throughput.

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

RESEARCH AND DEVELOPMENT. In the second quarter of 2000, research and development expenses increased $2.3 million to $14.4 million, compared with $12.1 million for the same period in 1999, and represented 14.2% and 17.3% of total revenues, respectively. In the first six months of 2000, research and development expenses increased $5.1 million to $29.1 million compared with $24.0 million for the same period in 1999 and represented 15.6% and 17.5% of total revenues, respectively.

A significant portion of the increase in research and development expenses for both the second quarter and the first six months of 2000, as compared with the same periods in 1999, was primarily due to greater usage of outside services for testing and product development, bonuses in conjunction with product development milestones as well as costs associated with the addition of new personnel, partly due to our acquisition of GVN, depreciation on test equipment used to develop and test new products and features, compensation and benefits, and employee relocation costs. We believe that rapidly evolving technology and competition in our industry necessitate the continued commitment of resources to our product development in order to remain competitive. We plan to continue to support the development of new products and features as well as product cost reductions, while seeking to carefully manage the rate of increase of such expenses through expense controls. All research and development costs to date have been expensed as incurred.

SELLING, GENERAL, AND ADMINISTRATIVE. For the second quarter of 2000, selling, general, and administrative expenses increased $3.4 million to $20.7 million, compared with $17.3 million for the same period in 1999, and represented 20.5% and 24.8% of total revenues, respectively. In the first six months of 2000, selling, general, and administrative expenses increased $4.1 million to $37.5 million compared with $33.4 million for the same period in 1999 and represented 20.1% and 24.3% of total revenues, respectively.

The increase in selling, general, and administrative expenses for the second quarter of 2000, compared with 1999, is primarily due to higher compensation and benefits, trade shows, advertising and promotions costs, GVN related costs, and donations to educational institutions, partially offset by decreased litigation costs. For the six months ended June 30, 2000 and 1999, the increase in selling, general, and administrative expenses, is primarily due to higher compensation and benefits, donations to educational institutions, travel and entertainment expenses, and trade shows, advertising, and promotions costs, partially offset by decreased litigation costs. We plan to continue to allocate resources to our sales, marketing, and administrative functions to remain competitive in our industry and to support our research and development functions. We recognize the need to balance these costs with expense controls to carefully manage the increase of such expenses.

OTHER INCOME. In the second quarter of 2000, other income increased by $0.6 million to $2.0 million from $1.4 million in the same period of 1999, primarily due to an increase in interest income. In the first half of 2000, other income increased by $34.2 million to $37.0 million from $2.8 million in the same period of 1999. The increase was primarily a result of $32.75 million in cash received in conjunction with the litigation settlement with Marconi in February 2000.

INCOME TAXES. For the second quarter and first half of 2000 and 1999, we recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. Our effective tax rate in 2000 is 34.0%. In the second quarter of 1999 a change in the tax law enabled us to utilize the net operating loss carry-forward of GVN to reduce our effective tax rate. This change in the tax law resulted in an effective tax rate of 14.0% for the second quarter of 1999, and 26.0% for the six months ended June 30, 1999. The effective rate for the entire year of 1999 was 39.0%. The increase in the tax rate during 1999 was primarily due to the gain arising from the conversion of our investment in Cerent Corporation, Inc. into Cisco Systems, Inc. (Cisco) common stock in November 1999. Although the tax rate in 2000 has decreased from the rate for the entire year of 1999, the rate is higher than the second quarter and first half of 1999 primarily due to the gain arising from settlement of the Marconi litigation in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, cash and cash equivalents were $18.7 million, compared with $31.4 million as of December 31, 1999. Marketable securities totaled $882.1 million as of June 30, 2000, compared with

$700.8 million as of December 31, 1999. The $181.3 million increase was primarily a result of the $128.5 million unrealized gain, before taxes, for the change in value of the Cisco shares we hold.

Operating activities for the six months ended June 30, 2000 generated net cash of $55.3 million. This was primarily the result of net income of $37.7 million and adjustments for non-cash activities including $12.0 million of tax benefit from option exercises. Net cash of $68.5 million was used in investing activities during the six months ended June 30, 2000 primarily for marketable securities purchases offset by the maturities and sales of marketable securities.

We have amended our unsecured bank line agreement. The existing bank line is through two banks and carries an interest rate of LIBOR plus 1.50%. The terms of the existing agreement expired in July 2000, and the terms of the amended bank line, which is in the amount of $25.0 million, are extended to July 2001. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of June 30, 2000, $2.7 million in letters of credit were outstanding, of which $1.0 million was issued as a short-term deposit on one of our leased facilities and another $1.0 million was issued as a five-year deposit on the same building. The bank line requires us to comply with certain financial covenants. As of June 30, 2000, no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of June 30, 2000, there were approximately $2.6 million in foreign exchange contracts outstanding.

In February 2000, we entered into a hedging transaction structured as a costless collar agreement, with a term of approximately three years, to minimize the potential market risk on approximately 10 million (post-split) shares of Cisco stock we own. We have the ability to borrow against the value of a portion of the shares hedged, which we have pledged to secure our obligations under the collar agreement. We hedged approximately 530,000 (post-split) additional shares of Cisco common stock received in our second quarter 2000. For additional information with respect to the potential impact of adverse market price volatility on our Cisco stock we own, refer to Part 1, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" on page 20 of this Quarterly Report on Form 10-Q.

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

OUR OPERATING RESULTS WILL LIKELY CONTINUE TO FLUCTUATE DUE TO SEASONALITY AND OTHER FACTORS.

Our operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside of our control, that could, among other things, lower revenues, increase operating expenses, and lower net income. These factors include:

o   U.S. and international sales mix

o   Customer and distribution channel mix

o   Product feature component mix

o   Timing and size of orders which are received and can be shipped in a quarter

o   Availability of adequate supplies of key components and assemblies

o   Component pricing due to vendor allocation

o   Rapidly changing industry standards and customer needs

o   Ability to introduce new product features and technologies on a timely basis

o Timing of new product feature introductions or announcements by us or by our competitors

o   Price competition

o   Unit volume

o   Royalty revenue levels

o   Excess or obsolete inventory

o   Adequacy of manufacturing capacity

o   Customers' ability to pay when due

o   Expanded warranty coverage

o Integration of acquired businesses and technologies and expenses associated with acquisitions

We sell our OmniMAX product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. Our equipment typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Our customers normally install a portion of our equipment in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales have been made to telecommunications companies in the U.S., and accordingly, we believe that over time this seasonality will generally cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors, including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in governments' budgets, political environment, and delays in receiving government approval for deployment of the OmniMAX global product family in the last mile.

Expenditures for research and development, sales, general, and administrative functions are based, in part, on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the OmniMAX global product family relative to planned levels could result in, among other things, higher operating expenses and lower net income in a quarter or subsequent quarters.

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

We have made an investment in a start-up company specializing in telecommunication technologies. This investment is inherently risky, as the market for the technology or products the company has under development are in the early stages and may never materialize. We could lose our entire investment in this company.

In February 2000, we entered into a hedging transaction structured as a costless collar agreement to minimize the potential impact of adverse market risk on the Cisco shares we own. We are currently evaluating the requirements and impact of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for us beginning in the first quarter of 2001, and there may be changes in accounting for hedges under SFAS No. 133 which, combined with the anticipated volatility in Cisco's stock price, may affect our income statement and cause our results of operations to fluctuate. Refer to Part I, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" as it pertains to this matter on page 20 of this Quarterly Report on Form 10-Q.

Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. Due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside of our control, such as market analysts' published expectations and short traders' activities, can cause a material fluctuation in our stock price. In addition, the stock market has demonstrated extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have been unrelated to the operating performance of those companies. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation, or future litigation based on fluctuations in our stock price, could result in substantial litigation costs, and a diversion of management's attention and resources from our operations. See Note 5 - "Commitments and Contingencies" as it pertains to this matter on page 6 of this Quarterly Report on Form 10-Q.

BECAUSE A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES, THE LOSS OF A SINGLE CUSTOMER COULD HAVE A SIGNIFICANTLY ADVERSE IMPACT ON OUR BUSINESS.

For the quarter ended June 30, 2000, WinStar accounted for 23.3% of total revenues, and Sprint accounted for 13.5%. For the second quarter of 1999, Sprint accounted for 15.0%. No other single customer accounted for 10% or more of total revenues in either of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of securing large accounts. Marconi is our only customer that has agreed to purchase a minimum amount of product from us. No other customer has a minimum purchase agreement with us. There can be no assurance that significant customers will continue to purchase product at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase the OmniMAX global product family. The loss of one or more significant customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining significant customers.

WE MAY CONTINUE TO EXPERIENCE DELAYS AND DEFECTS IN PRODUCT DEVELOPMENT AND PRODUCT FEATURE RELEASES.

We have experienced delays in completing development and introduction of new product variations and feature enhancements, and there can be no assurance that such delays will not continue or recur in the future. We could incur contract penalties should we fail to meet production and delivery time schedules on certain orders. There can be no assurance that we will be successful in developing new product features and releasing products to the market, or that we will be able to do so before our competitors. The OmniMAX global product family contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the OmniMAX global product family after commencement of shipments, resulting in delays or cancellation of customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could result in, among other things, decreased revenues, net income, and cash flows.

WE CONDUCT BUSINESS INTERNATIONALLY AND FACE SEVERAL RISKS ASSOCIATED WITH INTERNATIONAL MARKETS.

A portion of our business is conducted internationally. Operating in international markets subjects us to certain risks, including:

o   Political and economic conditions

o   Tariffs or other barriers

o   Longer sales and payment cycles

o   Collection of accounts receivable

o   Staffing and managing international operations

o   Exchange and repatriation controls on foreign earnings

o   Negative tax consequences

o   Exchange rate fluctuations

o   Changes in regulatory requirements

International sales constituted 11.7% of our total revenues in the quarter ended June 30, 2000 and 11.1% for the year to date. In the corresponding periods of 1999, international sales were 11.7% and 12.3% of total revenues, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods. We continue to experience certain difficulties in international markets, and there can be no assurance that we can expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect the future growth of consolidated revenues, gross profit, and net income.

Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional indigenous equipment vendors. Many of these companies require extended payment terms and financing options which increase the risk of nonpayment and may, among other things, have the effect of increasing our operating expenses, lowering net income, and decreasing cash flows. We may be required to post bid and performance bonds for certain customers in international markets. Failure to meet delivery schedules could also result in the loss of collateral posted for the bonds or financial penalties, which could, among other things, increase our operating expenses and lower net income.

We are working to enter new international markets which demand significant management attention and financial commitment. Successful expansion of international operations and sales in certain markets may depend on our ability to establish and maintain productive strategic relationships. We rely on a number of third-party distributors and sales representatives to market and sell the OmniMAX global product family outside of the U.S. There can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, some of our third-party and indirect distribution channels have resulted in lower gross profit margins in the past. Increased sales through these channels may reduce our overall gross profit margins. There can be no assurance that we will be able to identify suitable parties for joint ventures or strategic relationships or, even if such parties are identified, that successful joint ventures or strategic relationships will result. We may be unable to increase international sales of the OmniMAX global product family through joint ventures or strategic relationships. The failure to do so could significantly limit our ability to expand international operations and could, among other things, reduce our revenues, gross profit, and net income.

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

WE FACE INTENSE COMPETITION, AND THE COMPETITIVE LANDSCAPE IN OUR INDUSTRY CHANGES RAPIDLY.

Many of our competitors have more extensive financial, marketing, and technical resources than we have and enjoy superior name recognition in the market. Our primary competitors include: ADC Telecommunications, Inc., Carrier Access Corporation, Compagnie Financiere Alcatel, Lucent Technologies, Inc., Marconi Communications Inc., Next Level Communications, Inc., Northern Telecom Ltd., and Siemens AG.

Marconi is a competitor in the U.S. market, but it also serves as a distributor of our products in the international market starting this year. As a result of a settlement and distribution agreement reached in February 2000, Marconi entered into a minimum purchase agreement for the OmniMAX global product family line and acts as a distributor in specific international markets.

As a result of a settlement agreement and related agreements entered into in 1998 with the Industrial Technology Research Institute, certain of its member companies have been granted certain rights to manufacture and sell the ETSI version of our narrowband UMC1000(TM) product outside of North America. We currently compete with such entities in international markets, primarily in China. Upon termination of certain restrictions set forth in the settlement agreement, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology in January 2005, and will be able to compete with us worldwide.

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

OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED IF WE FAIL TO MANAGE RECENT AND POTENTIAL GROWTH.

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

We have expanded our manufacturing capacity and may further expand it in the future. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption.

OUR PRODUCT LINE IS CONCENTRATED WITHIN A SINGLE FAMILY OF PRODUCTS, AND OUR ABILITY TO INTRODUCE NEW PRODUCT FEATURES AND RESPOND TO RAPID TECHNOLOGICAL CHANGE IS SUBJECT TO SIGNIFICANT UNCERTAINTY.

Substantially all of our revenues are derived from the OmniMAX global product family, and we expect this concentration will continue in the foreseeable future. Any decrease in the level of sales of, or the prices for the OmniMAX global product family could result in, among other things, decreased revenues and lower net income. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the OmniMAX global product family, or product obsolescence, among others.

The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, the introduction of new industry digital switch interfaces, such as GR-303, TR-08, and V5, reduces the amount of equipment required to support each access line or port. There can be no assurance that technological advances in the telecommunications industry will not reduce sales of the OmniMAX global product family, diminish market acceptance of the system or render the system obsolete and possibly result in, among other things, loss of customer orders, decreased revenues, and lower net income.

Our success will depend upon our ability to enhance the OmniMAX global product family technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. Product enhancements must keep pace with technological developments and emerging industry standards, and address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards, and that achieve market acceptance. We may be required to incur substantial costs to modify the OmniMAX global product family, develop or acquire new products, and build our infrastructure to accommodate these changes. In addition, if product or warranty costs associated with our new products are greater than we have experienced historically, our gross profit may be adversely affected. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the OmniMAX global product family, causing customers to defer purchasing our equipment.

OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY IS LIMITED, AND WE EXPECT TO CONTINUE TO BE SUBJECT TO THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT.

We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX global product family, and although four patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders, decreased revenues, and lower net income.

Like other participants in our industry, we expect that we will be increasingly subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past.

From 1998 through January 2000, we pursued trade secret misappropriation and related claims against RELTEC Corporation, now Marconi Communications Inc. The case involved RELTEC's acquisition of AFC's technology through our Taiwan-based licensee, Vidar-SMS Co., Ltd. The case settled in February 2000, when Marconi agreed to pay us $32.75 million in cash, and entered into a distribution agreement for our UMC1000 product family that guarantees AFC minimum purchases or specified payments over the next three years.

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

OUR CUSTOMERS ARE CONCENTRATED IN A SINGLE INDUSTRY WHICH EXPOSES US TO FLUCTUATIONS IN CAPITAL SPENDING PATTERNS AND OTHER FACTORS AFFECTING DEMAND FOR OUR PRODUCTS IN THIS INDUSTRY.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include CLECs, RBOCs, NLECs, and IOCs. Accordingly, our future success depends upon the capital spending patterns of these customers and the continued demand by these customers for the OmniMAX global product family. Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and international markets. The OmniMAX global product family and any new products we introduce may not be met with widespread acceptance among the telecommunications companies and other potential customers. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with our technology which could result in, among other things, delays or cancellation of customer orders, decreased revenues, and lower net income. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the OmniMAX global product family. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

WE MAY BE UNABLE TO SECURE NECESSARY COMPONENTS AND SUPPORT BECAUSE WE DEPEND UPON A LIMITED NUMBER OF THIRD-PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS, OVER WHICH WE HAVE NO CONTROL, AND IN SOME CASES RELY UPON SOLE SOURCE SUPPLIERS.

Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Especially in recent times in a worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable the sources of supply for these components. In addition, our current strategy includes focusing on securing large customer accounts. These customers may require us to produce and ship large orders within a compressed timeframe. This may absorb available supplies of components and impair our ability to make later shipments to others. We have experienced shortages of key components from time to time in the past, and there can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays or cancellation of customer orders, contractual penalties, lower revenues, gross profit, net income, and cash flows. In particular, we rely upon:

o   Solectron International USA, Inc. to manufacture PCBAs

o   Siemens Microelectronics, Inc. for PCBA components

o Paragon Electronic Systems, Inc. and Tyco Printed Circuit Group Inc. to manufacture backplanes and channel bank assemblies

o   General Cable Corporation for protector panel subassemblies

o CMOR Manufacturing and Wilco Wire Technology, Inc. for cable and wire harnesses and various turnkey assemblies

o   American Microsystems, Inc. and Texas Instruments for ASICs

o   Hendry Telephone Products for fuse panels and racks

o   Powersafe Standby Batteries Inc. for battery systems

o   PairGain Technologies, Inc. for custom enclosures and boards

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

WE MUST ATTRACT, RETAIN, AND MOTIVATE KEY TECHNICAL AND MANAGEMENT PERSONNEL IN A COMPETITIVE MARKET.

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

RECENT AND FUTURE ACQUISITIONS MAY ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we plan to pursue acquisitions of complementary companies, products, and technologies. On May 16, 2000, we acquired GVN Technologies, Inc. (GVN), a privately-held developer of integrated access devices, for approximately 1.1 million shares and options to purchase our common stock.

Our acquisition of GVN and future acquisitions, if any, will involve numerous risks, including the following:

o Disruption of our ongoing business and diversion of our management's time and attention

o   Exposure to unknown liabilities of acquired companies

o Potential difficulties and costs in assimilating the operations, personnel, and technologies of the acquired businesses, such as integrating GVN's products into the OmniMAX global product family

o   Possible loss of acquired companies' employees, customers, and vendors

o Difficulties in completing the development and application of acquired technologies

o Potential impairment of our existing relationships with employees, customers, distributors, and other business partners due to the addition of new personnel, products, and technologies

o Risks associated with operating in new markets, including potentially greater competition and additional intellectual property claims

o Additional expenses associated with amortization of goodwill or other intangible assets arising from acquisitions

o Dilution of our existing stockholders if we pay for acquisitions with equity securities, such as in the GVN acquisition

We cannot make assurances that the GVN acquisition, or any other acquisition that we undertake, will not result in significant costs or business disruption, or that we will be able to successfully integrate GVN or any other businesses, products, technologies, or personnel that we may acquire. Our failure to do so could seriously harm our business, financial condition, and results of operations.

WE ARE PARTY TO COSTLY AND DISRUPTIVE LEGAL PROCEEDINGS, THE OUTCOME OF WHICH IS UNPREDICTABLE.

We are a party to certain legal proceedings as described in Note 5 - "Commitments and Contingencies" on page 6 of this Quarterly Report on Form 10-Q. We are unable to predict the ultimate outcome of these proceedings or determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome, these proceedings could result in significant diversion of management's time, and significant legal costs which could result in, among other things, increased operating expenses and lowered net income, and failure to remain competitive in a rapidly changing technological environment.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS DO NOT COMPLY WITH NUMEROUS REGULATIONS AND INDUSTRY STANDARDS, WHICH ARE SUBJECT TO CHANGE.

The OmniMAX global product family must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, our ability to sell our product would be impaired, and we could experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, Underwriters Laboratories, Quality Management Institute, Telcordia, other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must also comply with standards issued by the European Telecommunications Standards Institute and implemented and enforced by the Telecommunications Regulatory Authority of each European nation.

We need to continue to ensure that the OmniMAX global product family is easily integrated with various network management systems. Telcordia testing on our products is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Failure to maintain such compliance or to obtain it on new features released in the future could result in, among other things, delays in or loss of customer orders, decreased revenues, and lower net income.

We have maintained compliance with ISO 9001 (ISO) since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. There can be no assurance that we will maintain such certification. The failure to maintain such certification may preclude selling the OmniMAX global product family in certain markets and could adversely affect our ability to compete with other vendors of telecommunications equipment.

We are currently working to meet compliance requirements for TL9000 certification, a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will attain certification.

Our ability to compete with other telecommunications equipment vendors could be adversely affected should we fail to maintain interoperability with other companies or if we fail to ensure that the OmniMAX global product family complies with industry standards.

In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders and lower revenues. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for the

OmniMAX global product family. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for telecommunications products such as the OmniMAX system.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held approximately 10.6 million shares of Cisco common stock as of June 30, 2000. We received approximately 5.3 million shares in 1999 in exchange for our equity interest in Cerent, and the number of shares doubled as a result of Cisco's 2-for-1 stock split in March 2000. In February 2000, we entered into a hedging transaction, structured as a costless collar agreement, to minimize the impact of potential adverse market risk on the Cisco stock we own. Assuming an immediate decrease of 20% in Cisco's stock price from the closing price at June 23, 2000, the last business day of our second fiscal quarter, of $62.625 per share and the impact on the put and call feature of the collar agreement, the hypothetical unrealized loss in accumulated other comprehensive income related to these holdings would be approximately $19.7 million, net of income taxes. See the additional information with respect to market risk set forth under Item 7A of our 1999 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Part I - "Note 5 Commitments and Contingencies" beginning on page 6 of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

        (a). CHANGES IN SECURITIES:  None
        (b). USE OF PROCEEDS:  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Our 2000 Annual Meeting of Stockholders was held on May 25, 2000. The following matters were voted upon by the stockholders:

o Election of three Class I Directors. Clifford H. Higgerson, John A. Schofield, and Alex Sozonoff were elected to serve terms continuing through the third Annual Meeting of Stockholders following election, or their earlier resignation or removal. The result of the voting was as follows:
    70,239,890 shares in favor of Clifford H. Higgerson, with 184,817 shares withheld, 70,244,556 shares in favor of John A. Schofield, with 180,151 shares withheld, and 70,030,949 shares in favor of Alex Sozonoff with 393,758 shares withheld. The terms of office of AFC's other Directors, Herbert M. Dwight, Jr., and Ruann F. Ernst, continue until the 2001 Annual Meeting of Stockholders, and Donald Green and Dan Rasdal continue until the 2002 Annual Meeting of Stockholders.

o Ratification of the selection of KPMG LLP as independent public accountants for AFC for the fiscal year ending December 31, 2000. The result of the vote was 70,311,011 shares in favor, 57,017 shares against, and 56,679 shares abstaining.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a).   EXHIBITS:

 EXHIBIT
 NUMBER                            DOCUMENT DESCRIPTION
 --------    -------------------------------------------------------------------
  10.34.3    Second Amendment to Amended and Restated Revolving Credit
             Agreement, dated July 27, 2000 between the Registrant and Banque
             Nationale De Paris and Bank of America, N.A.

  27.0       Financial data schedule.

  27.699     Financial data schedule (restated) for the six month period ended
             June 30, 1999.

        (b).   REPORTS ON FORM 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED FIBRE COMMUNICATIONS, INC.


Date: August 4, 2000                    By:    /s/ Keith E. Pratt
                                            ------------------------------------
                                        Name:  Keith E. Pratt
                                        Title: Vice President, Chief Financial
                                               Officer, and Assistant Secretary
                                               (Duly Authorized Signatory and
                                               Principal Financial Officer)

                       ADVANCED FIBRE COMMUNICATIONS, INC.


INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q:

 EXHIBIT
 NUMBER                            DOCUMENT DESCRIPTION
 --------    -------------------------------------------------------------------
  10.34.3    Second Amendment to Amended and Restated Revolving Credit
             Agreement, dated July 27, 2000 between the Registrant and Banque
             Nationale De Paris and Bank of America, N.A.

  27.0       Financial data schedule.

  27.699     Financial data schedule (restated) for the six month period ended
             June 30, 1999.