Form 10-K/A
period 1999-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2000-08-30
CIK 898805

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                            ------------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

================================================================================

                       ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K........................................................    3

          Signatures......................................................    3


This amendment to the Annual Report on Form 10-K for the year ended December 31, 1999 is being filed solely for the purposes of re-filing Exhibit 10.35. The remainder of the Form 10-K, as previously filed, is unchanged.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         3(a). EXHIBITS:

         The following document is an exhibit to this Form 10-K.

EXHIBIT
NUMBER     DOCUMENT DESCRIPTION
------     --------------------
10.35      Master Stock Purchase Agreement and Pledge Agreement
           Specialized Term Appreciation Retention Sale (STARS) dated
           February 9, 2000 between the Registrant and Bank of America,
           N.A.


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

                                                                 August 30, 2000