Form 10-Q
period 2000-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2000-11-13
CIK 898805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                                                Yes [X]   No [ ]



As of November 3, 2000, 80,653,247 shares of common stock were outstanding.

--------------------------------------------------------------------------------
                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




                                                                                                                      PAGE
                                                                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999................................................................2
           Condensed Consolidated Statements of Income
               Three and nine months ended September 30, 2000 and 1999.................................................3
           Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999...........................................................4
           Notes to Condensed Consolidated Financial Statements........................................................5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................20



PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................................21
Item 2. Changes in Securities and Use of Proceeds.....................................................................21
Item 3. Defaults Upon Senior Securities...............................................................................21
Item 4. Submission of Matters to a Vote of Security Holders...........................................................21
Item 5. Other Information.............................................................................................21
Item 6. Exhibits and Reports on Form 8-K..............................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                        (Unaudited)
                                                                       -----------      ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                       $    19,282       $    31,372
       Marketable securities                                               888,171           700,750
       Accounts receivable, net                                             68,479            60,768
       Inventories, net                                                     48,986            37,946
       Other current assets                                                 11,568             6,736
                                                                       -----------       -----------
         Total current assets                                            1,036,486           837,572

    Property and equipment, net                                             66,942            56,914
    Other assets                                                            11,477             7,289
                                                                       -----------       -----------
         TOTAL ASSETS                                                  $ 1,114,905       $   901,775
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                $    18,952       $    19,868
       Accrued liabilities                                                  32,950            28,818
       Deferred tax liabilities                                            260,446           205,529
                                                                       -----------       -----------
         Total current liabilities                                         312,348           254,215

    Long-term liabilities                                                    2,505             2,496

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, $0.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                            --                --
       Common stock, $0.01 par value; 200,000,000 shares
        authorized in 2000 and 1999; 80,595,729 and 79,077,392
        shares issued and outstanding in 2000 and 1999, respectively           806               790
       Deferred stock compensation                                              --               (96)
       Additional paid-in capital                                          264,453           238,074
       Notes receivable from stockholders                                      (56)             (241)
       Accumulated other comprehensive income                              180,287           100,968
       Retained earnings                                                   354,562           305,569
                                                                       -----------       -----------
         Total stockholders' equity                                        800,052           645,064
                                                                       -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,114,905       $   901,775
                                                                       ===========       ===========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)




                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        --------------------------------    -------------------------------
                                            2000              1999              2000              1999
                                          --------          --------          --------          --------
Revenues                                  $114,100          $ 76,456          $300,751          $213,814
Cost of revenues                            60,355            39,870           160,264           114,652
                                          --------          --------          --------          --------
      Gross profit                          53,745            36,586           140,487            99,162
                                          --------          --------          --------          --------

Operating expenses:
   Research and development                 16,189            11,736            45,305            35,698
   Selling, general, and
   administrative                           20,063            17,823            57,575            51,249
                                          --------          --------          --------          --------
      Total operating expenses              36,252            29,559           102,880            86,947
                                          --------          --------          --------          --------

Operating income                            17,493             7,027            37,607            12,215

Other income, net                            2,169             1,783            39,153             4,612
                                          --------          --------          --------          --------
Income before income taxes                  19,662             8,810            76,760            16,827

Income taxes                                 6,685             2,852            26,099             4,897
                                          --------          --------          --------          --------
Net income                                $ 12,977          $  5,958          $ 50,661          $ 11,930
                                          ========          ========          ========          ========


Basic net income per share                $   0.16          $   0.08          $   0.63          $   0.15
                                          ========          ========          ========          ========

Shares used in basic per share
computations                                80,431            77,965            80,043            77,330
                                          ========          ========          ========          ========


Diluted net income per share              $   0.15          $   0.07          $   0.60          $   0.15
                                          ========          ========          ========          ========

Shares used in diluted per share
computations                                84,658            81,817            84,830            80,624
                                          ========          ========          ========          ========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                2000                1999
                                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  50,661           $  11,930
   Adjustments to reconcile net income to net cash provided by operating activities:
      Tax benefit from option exercises                                         15,390               3,911
      Depreciation and amortization                                              9,981               9,580
      Allowance for uncollectible accounts and returns                           1,382              (2,233)
      Deferred income taxes                                                      2,910                (318)
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (9,093)             20,253
         Inventories                                                           (11,040)             14,419
         Other current assets                                                   (5,151)               (418)
         Long-term assets                                                        5,773                 263
         Accounts payable                                                         (915)              1,794
         Other liabilities                                                       4,140               4,707
                                                                             ---------           ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                            64,038              63,888
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                         (270,193)           (315,152)
   Maturities of marketable securities                                         118,619             212,666
   Sales of marketable securities                                               95,454              80,355
   Purchases of property and equipment, net of disposals                       (19,867)            (15,489)
   Other long-term investments                                                 (10,103)               (450)
                                                                             ---------           ---------
           NET CASH USED IN INVESTING ACTIVITIES                               (86,090)            (38,070)
                                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other stock issuances and exercise of common stock
   options and warrants                                                          5,639               7,912
                                                                             ---------           ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                             5,639               7,912
                                                                             ---------           ---------

EFFECT OF ADJUSTMENT TO CONFORM FISCAL YEAR ENDS IN POOLING
   TRANSACTION                                                                   4,323                  --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (12,090)             33,730

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  31,372              20,782
                                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  19,282           $  54,512
                                                                             =========           =========



      See accompanying notes to condensed consolidated financial statements

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Current Report on Form 8-K filed September 19, 2000 which gives retroactive effect to the consolidation of GVN Technologies, Inc. (GVN).

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

We generally operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The fiscal quarter ending September 30, 2000 was 14 weeks, and our fiscal year will have 53 weeks to maintain the convention of ending the fiscal year on the last Saturday of the calendar year. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

All historical financial information has been restated to reflect the acquisition of GVN in the second quarter of fiscal 2000, which was accounted for as a pooling of interests.

NOTE 2  POOLING OF INTERESTS COMBINATION

On May 16, 2000, AFC acquired GVN, a leading developer of integrated access device equipment for the service provider market. Under the terms of the agreement, approximately 1.1 million shares and options to purchase AFC common stock were issued in exchange for all outstanding shares and options of GVN. This acquisition was accounted for as a pooling of interests. All historical financial information contained herein has been restated to include the combined operating results, financial position and cash flows of AFC and GVN. The combined year to date financial results presented include non-recurring costs, primarily legal and other professional fees, of approximately $1.1 million.

Prior to the acquisition, GVN operated on a June 30 fiscal year end. There were no conforming accounting adjustments for GVN, and there were no intercompany transactions between the entities prior to the combination.

NOTE 3  INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and consisted of the following (in thousands):

                       September 30,     December 31,
                           2000             1999
                        (Unaudited)
                       -------------     ------------
Raw materials             $13,837          $ 7,706
Work-in-progress            1,758            1,113
Finished goods             33,391           29,127
                          -------          -------

Inventories, net          $48,986          $37,946
                          =======          =======

NOTE 4  COMPREHENSIVE INCOME

Accumulated other comprehensive income, in the stockholders' equity section of our balance sheet, is composed primarily of unrealized gains and losses on marketable securities. For the period from December 31, 1999 to September 30, 2000, we recorded an unrealized gain, net of taxes, of approximately $79.1 million on the shares of Cisco Systems, Inc. (Cisco) we hold, net of the change in value of the costless collar agreement to which our Cisco shares are subject. We recorded an unrealized gain, net of taxes, of approximately $195,000 for the change in value of the remainder of our marketable securities portfolio during this same time period. Our foreign currency translation adjustments were not significant as of September 30, 2000 or 1999. The following table presents the components of comprehensive income (in thousands):

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                   --------------------------          --------------------------
                                                     2000              1999              2000              1999
                                                   --------          --------          --------          --------
Net income                                         $ 12,977          $  5,958          $ 50,661          $ 11,930
Change in unrealized gain on investments,
     net of tax                                       1,947                 0            79,319                 0
                                                   --------          --------          --------          --------

Total comprehensive income                         $ 14,924          $  5,958          $129,980          $ 11,930
                                                   ========          ========          ========          ========

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

For the third quarter of 2000, revenues from sales to customers, excluding royalties, were $113.9 million, compared with $76.2 million in the same period of 1999. For the nine months ended September 30, 2000, revenues from sales to customers, excluding royalties, were $300.2 million, compared with $213.4 million in the same period of 1999. We have a single reportable segment; thus, there is no difference between reportable income and consolidated income. Long-lived assets, excluding deferred tax assets, located in the U.S. increased to $77.6 million as of September 30, 2000 from $63.2 million as of December 31, 1999. Long-lived assets, excluding deferred tax assets, located in foreign countries decreased to $0.8 million as of September 30, 2000 from $1.1 million as of December 31, 1999.

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

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 2000 and 1999 is (in thousands, except per share data):

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                   ------------------------          ------------------------
                                                     2000             1999             2000             1999
                                                   -------          -------          -------          -------
Net income                                         $12,977          $ 5,958          $50,661          $11,930
                                                   =======          =======          =======          =======

Shares used in basic per share calculations,
actual weighted average common shares
outstanding for the period                          80,431           77,965           80,043           77,330

Weighted average number of shares upon
exercise of dilutive options and warrants            4,227            3,852            4,787            3,294
                                                   -------          -------          -------          -------

Shares used in diluted per share
calculations                                        84,658           81,817           84,830           80,624
                                                   =======          =======          =======          =======

Basic net income per share                         $  0.16          $  0.08          $  0.63          $  0.15
                                                   =======          =======          =======          =======

Diluted net income per share                       $  0.15          $  0.07          $  0.60          $  0.15
                                                   =======          =======          =======          =======

NOTE 9  CERTAIN ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133, and further amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 133 is effective on a prospective basis for interim periods and fiscal years beginning January 1, 2001. The statement will be effective for us beginning in the first quarter of 2001. This standard requires that we recognize all derivatives as either assets or liabilities in the balance sheet and that we measure those instruments at fair value. The treatment of gains or losses resulting from changes in the derivative will be determined depending on the type and use of the derivative and whether it qualifies for hedge accounting. This treatment will introduce more volatility into the company's non-operating earnings. We are currently evaluating the requirements and the impact of SFAS No. 133, SFAS No. 137, and SFAS No. 138.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements, as set forth below in "Certain Factors That Might Affect Future Operating Results", are:

- Our operating results will likely continue to fluctuate due to seasonality and other factors.

- Because a limited number of customers account for a substantial portion of our total revenues, the loss or significant reduction in sales of a single customer could have a material adverse impact on our business.

- We may experience delays and defects in product development and product feature releases.

- We conduct business internationally and face several risks associated with international markets.

- We face intense competition, and the competitive landscape in our industry changes rapidly.

- Our business and operating results will be harmed if we fail to manage recent and potential growth.

- Our product line is concentrated within a single family of products, and our ability to introduce new product features and to respond to rapid technological change is subject to significant uncertainty.

- Our ability to protect our proprietary technology is limited, and we expect to continue to be subject to third-party claims of intellectual property infringement.

- Our customers are concentrated in a single industry which exposes us to fluctuations in capital spending patterns and other factors affecting demand for our products in this industry.

- We may be unable to secure necessary components and support because we depend upon a limited number of third-party manufacturers and support organizations, over which we have no control, and in some cases we rely upon sole source suppliers.

- We must attract, retain, and motivate key technical and management personnel in a competitive market.

- Recent and future acquisitions may adversely affect our operations and financial results.

- We are party to costly and disruptive legal proceedings, the outcome of which is unpredictable.

- Our business will suffer if our products do not comply with numerous regulations and industry standards, which are subject to change.

- There may be other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto, on pages 2 through 8 of this Form 10-Q.

OVERVIEW

We design and manufacture worldwide end-to-end broadband access solutions for the portion of the telecommunications network between the carrier's central office and its subscribers, often referred to as the "last mile". Our OmniMAX(TM) is a global product family consisting of multi-service access platforms with integrated optics and intelligent customer premises equipment. Our OmniMAX products can quickly and cost-effectively upgrade legacy networks, ubiquitously delivering narrowband, wideband, and broadband services to subscribers regardless of their geographic proximity to a carrier's central office.

Our OmniMAX product portfolio consists of: AccessMAX(TM), a variety of broadband multi-service access platforms including AFC's flagship product, the UMC1000(TM), that provide local loop voice, data, and broadband solutions; PremMAX(TM), a series of integrated access devices that provide integrated voice and data at the customer premises; TransMAX(TM), a Sonet/SDH optical transport system for metro ring solutions; and, Panorama(TM) Element Management System, AFC's family of end-to-end network and element management software products used for provisioning and maintaining our equipment. We also design and manufacture environmentally hardened outside plant cabinets and technology ranging from 48 to 2,048 lines, as well as indoor cabinets ranging from 48 to 480 lines.

On May 16, 2000, we acquired GVN Technologies, Inc. (GVN) in an acquisition structured as a pooling of interests. All historical financial information contained herein has been restated to include the combined operating results, financial position, and cash flows of AFC and GVN.

RESULTS OF OPERATIONS

REVENUES. In the third quarter ended September 30, 2000, our revenues increased 49.2% to $114.1 million as compared with $76.5 million for the same period in 1999. Revenues for the first nine months of 2000 were $300.8 million, an increase of 40.7%, compared with $213.8 million for the same period of 1999.

The increase in revenues was primarily due to higher U.S. revenues which were $101.7 million in the third quarter of 2000 compared with $68.6 million in the same period of 1999, an increase of 48.2%. The increase in U.S. revenues for the period was due to increased sales to North Supply Company, a subsidiary of Sprint (Sprint), Tellabs International, SBC Operations, Inc., and RCN Telecom Services, Inc.

International revenues in the third quarter of 2000 totaled $12.4 million, compared with $7.8 million for the comparable period in 1999. The increase was primarily due to higher sales to customers in South Africa and the Caribbean countries. International revenues for the third quarter of 2000 and 1999 represented 10.9% and 10.2% of consolidated revenues, respectively.

International revenues for the first nine months of the year totaled $33.3 million, compared with $24.7 million for the same period of 1999. The increase was due to higher sales to customers in South Africa, Caribbean countries and France, offset by lower sales to customers in Venezuela and Panama. International revenues for the first nine months of 2000 and 1999 represented 11.1% and 11.6% of consolidated revenues, respectively.

The additional fourteenth week in the third quarter of 2000 also contributed to the increase in revenues as compared with the third quarter of 1999 which had 13 weeks.

In the third quarter of 2000, Sprint accounted for 13.3% of revenues, and WinStar Communications, Inc. (WinStar) accounted for 13.2%. For the third quarter of 1999, WinStar accounted for 23.8%. For the first nine months of 2000, WinStar and Sprint accounted for 19.9% and 12.8% of revenues, respectively. For the same period of 1999, sales to WinStar accounted for 15.4% of revenues, and Sprint accounted for 12.2%. No other customer accounted for 10% or more of revenues in any of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing large accounts. There can be no assurance that our principal customers will continue to purchase products from us at current levels, if at all. The loss of, or significant reduction in sales to one or more principal customers may result in lower revenues and decreased net income.

GROSS PROFIT. In the third quarter of 2000, gross profit margin (gross profit as a percentage of revenues) decreased to 47.1% from 47.9% in the same period of 1999. In the first nine months of 2000, gross profit margin grew to 46.7% from 46.4% in the same period of 1999.

The decrease in gross profit margin in the third quarter of 2000 as compared with the same period of 1999 is primarily due to changes in customer and product mix. The overall increase in gross profit margin for the first nine months of 2000 is due to increased efficiencies resulting from a higher volume of production.

In the future, gross profit margin may fluctuate due to a wide variety of factors, including: our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, the mix between U.S. and international sales, the customer mix, the product feature mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, component pricing changes due to vendor allocation, engineering and manufacturing efficiencies, the extent of global sourcing of our products, price competition, unit volume, royalty revenues, excess or obsolete inventory, and changes in warranty coverage.

RESEARCH AND DEVELOPMENT. In the third quarter of 2000, research and development expenses increased to $16.2 million, compared with $11.7 million for the same period in 1999, and represented 14.2% and 15.3% of revenues, respectively. In the first nine months of 2000, research and development expenses increased to $45.3 million compared with $35.7 million for the same period in 1999 and represented 15.1% and 16.7% of revenues, respectively.

The increase in research and development expense in both the third quarter and the first nine months of 2000, compared with 1999, is primarily due to higher compensation and benefits expense resulting from the addition of new personnel, partially through our acquisition of GVN in May 2000, and the additional fourteenth week in the third quarter. There were also greater bonuses and incentives given to employees meeting operating goals and product development milestones, an increase in depreciation on test equipment used to develop and test new products and features, and an increase in direct expenses related to product development and testing. We used more outside services for testing and product development in the first nine months of 2000 than in the same period in 1999. We believe that rapidly evolving technology and competition in our industry necessitate the continued commitment of resources to our product development in order to remain competitive. We plan to continue to support the development of new products and features as well as product cost reductions, while seeking to carefully manage the rate of increase of such expenses through expense controls.

SELLING, GENERAL, AND ADMINISTRATIVE. For the third quarter of 2000, selling, general, and administrative expenses increased to $20.1 million, compared with $17.8 million for the same period in 1999, and represented 17.6% and 23.3% of revenues, respectively. In the first nine months of 2000, selling, general, and administrative expenses increased to $57.6 million compared with $51.2 million for the first nine months of 1999 and represented 19.1% and 24.0% of revenues, respectively.

The increase in selling, general, and administrative expenses in both the third quarter and the first nine months of 2000 compared with 1999 is primarily due to higher compensation and benefits expense resulting from an increase in personnel and the additional fourteenth week in the third quarter. There were also greater bonuses and incentives for personnel meeting operating goals and increased sales force commissions expense. For the year to date, there was an increase in donations made to educational institutions. The selling, general, and administrative expense increases were partially offset by a decrease in litigation costs. We plan to continue to allocate resources to our sales, marketing, and administrative functions to remain competitive in our industry and to support our research and development functions. We recognize the need to balance these costs with expense controls to carefully manage the increase of such expenses.

OTHER INCOME. In the third quarter of 2000, other income increased to $2.2 million from $1.8 million in the same period of 1999, primarily due to an increase in interest income. In the first nine months of 2000, other income increased to $39.2 million from $4.6 million in the same period of 1999. The increase is primarily a result of $32.75 million in cash received in conjunction with the litigation settlement with Marconi in February 2000.

INCOME TAXES. For the third quarter and first nine months of 2000 and 1999, we recorded income taxes at an effective rate that approximated the combined federal and state statutory rates. Our effective tax rate in 2000 is expected to be 34.0%. In the second quarter of 1999 a change in the tax law enabled us to utilize the net operating loss carry-forward of GVN to reduce our effective tax rate. This change in the tax law resulted in an effective tax rate of 32.4% for the third quarter of 1999, and 29.1% for the nine months ended September 30, 1999. The effective rate for the entire year of 1999 was 39.0%. The higher rate for 1999 was primarily due to the gain arising from the conversion of our investment in Cerent Corporation, Inc. into Cisco Systems, Inc. (Cisco) common stock in November 1999. Although the tax rate in 2000 has decreased from the rate for the entire year of 1999, the rate is higher than the third quarter and first nine months of 1999 primarily due to the gain arising from settlement of the Marconi litigation in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash and cash equivalents were $19.3 million, compared with $31.4 million at December 31, 1999. Marketable securities totaled $888.2 million at September 30, 2000, compared with $700.8 million as of December 31, 1999. The $187.4 million increase was primarily a result of the $131.3 million unrealized gain, before taxes, for the change in value of the Cisco shares we hold.

In February 2000, we entered into a hedging transaction structured as a costless collar agreement, with a term of approximately three years, to minimize the potential market risk on approximately 10 million shares of Cisco stock we own. We have the ability to borrow against the value of a portion of the shares hedged, which we have pledged to secure our obligations under the collar agreement. We hedged approximately 530,000 additional shares of Cisco common stock received in the second quarter of 2000. For additional information with respect to the potential impact of adverse market price volatility on our Cisco stock we own, refer to Part 1, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" on page 20 of this Quarterly Report on Form 10-Q.

Operating activities for the nine months ended September 30, 2000 generated net cash of $64.0 million. This was primarily the result of net income of $50.7 million and adjustments for non-cash activities including $15.4 million of tax benefit from the exercise of employee stock options. Net cash of $86.1 million was used in investing activities during the nine months ended September 30, 2000 primarily for marketable securities purchases offset by proceeds from the maturities and sales of marketable securities.

We have amended our unsecured bank line agreement. The existing bank line is through two banks and carries an interest rate of LIBOR plus 1.50%. The terms of the existing agreement expired in July 2000, and the terms of the amended bank line, which is in the amount of $25.0 million, are extended to July 2001. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of September 30, 2000, $3.7 million in letters of credit were outstanding, of which $1.0 million was issued as a short-term deposit on one of our leased facilities and another $1.0 million was issued as a five-year deposit on the same building. The bank line requires us to comply with certain financial covenants. As of September 30, 2000, no borrowings were outstanding under the bank line, and we were in compliance with the covenants.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of September 30, 2000, there were approximately $1.5 million in foreign exchange contracts outstanding.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including working capital and capital expenditures requirements, and operating lease obligations, for the next twelve months.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

In addition to the other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating AFC and our business.

OUR OPERATING RESULTS WILL LIKELY CONTINUE TO FLUCTUATE DUE TO SEASONALITY AND OTHER FACTORS.

Our operating results have been, and will continue to be, affected by a wide variety of factors, some of which are outside our control, that could, among other things, lower revenues, increase operating expenses, and lower net income. These factors include:

-      U.S. and international sales mix

-      Customer and distribution channel mix

-      Product feature component mix

- Timing and size of orders which are received and can be shipped in a quarter

-      Availability of adequate supplies of key components and assemblies

-      Component pricing changes due to vendor allocation

-      Rapidly changing industry standards and customer needs

- Our ability to introduce new product features and technologies on a timely basis

- Timing of new product feature introductions or announcements by our competitors

-      Price competition

-      Unit volume

-      Royalty revenue levels

-      Excess or obsolete inventory

-      Adequacy of manufacturing capacity

-      Customers' ability to pay when due

-      Expanded warranty coverage

- Integration of acquired businesses and technologies and expenses associated with acquisitions

We sell our OmniMAX product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex engineering projects, requiring lengthy periods from project conceptualization to completion. Our equipment typically represents only a portion of a given project and, therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Our customers normally install a portion of our equipment in outdoor locations. Shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales have been made to telecommunications companies in the U.S., and accordingly, we believe that over time this seasonality will generally cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. In developing countries, delays and reductions in the planned project deployment can be caused by additional factors including currency fluctuations, reductions in capital availability due to declines in the local economy, priority changes in governments' budgets, political environment, and delays in receiving government approval for deployment of the OmniMAX global product family in the last mile.

Expenditures for research and development, sales, general, and administrative functions are based, in part, on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Accordingly, any significant decline in demand for the OmniMAX global product family relative to planned levels could result in, among other things, higher operating expenses as a percentage of revenue, and lower than expected net income in a quarter or subsequent quarters.

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

In February 2000, we entered into a hedging transaction structured as a costless collar agreement to minimize the potential impact of adverse market risk on the Cisco shares we own. We are currently evaluating the requirements and impact of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for us beginning in the first quarter of 2001, and there may be changes in accounting for hedges under SFAS No. 133 which, combined with the anticipated volatility in Cisco's stock price, may affect our income statement and cause our results of operations to fluctuate. Refer to Part I, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" on page 20 of this Quarterly Report on Form 10-Q as it pertains to this matter.

Fluctuations in our operating results may cause volatility in the price of our common stock. It is possible that in any given period, revenues or operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. Due to factors outside our control, there may be little or no meaningful relationship between the resulting market price of our common stock and the results of operations. Factors outside our control, such as market analysts' published expectations and short traders' activities, can cause a material fluctuation in our stock price. In addition, the stock market has demonstrated extreme price and volume fluctuations that have affected the market price of many technology companies in particular, and that have been unrelated to the operating performance of those companies. The significant decline in the market price of our common stock in mid-1998 resulted in stockholder litigation against AFC and various officers and directors. Such litigation, or future litigation based on fluctuations in our stock price, could result in substantial litigation costs and a diversion of management's attention and resources from our operations. See Note 5 - "Commitments and Contingencies" on page 6 of this Quarterly Report on Form 10-Q as it pertains to this matter.

BECAUSE A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES, THE LOSS OR SIGNIFICANT REDUCTION IN SALES OF A SINGLE CUSTOMER COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

For the quarter ended September 30, 2000, Sprint accounted for 13.3% of total revenues, and WinStar accounted for 13.2%. For the third quarter of 1999, WinStar accounted for 23.8%. No other single customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of securing large accounts. There can be no assurance that significant customers will continue to purchase products at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase the OmniMAX global product family. The loss of, or significant reduction in sales to one or more significant customers could, among other things, decrease revenues and net income, and increase our dependency on our remaining significant customers.

WE MAY EXPERIENCE DELAYS AND DEFECTS IN PRODUCT DEVELOPMENT AND PRODUCT FEATURE RELEASES.

We have experienced delays in completing development and introduction of new product variations and feature enhancements in the past, and there can be no assurance that such delays will not continue or recur in the future. We could incur contract penalties should we fail to meet production and delivery time schedules on certain orders. There can be no assurance that we will be successful in developing new product features and releasing products to the market, or that we will be able to do so before our competitors. The OmniMAX global product family contains a significant amount of complex hardware and software that may contain undetected or unresolved errors that may become apparent as product features are introduced, or as new versions are released. Technical difficulties have been discovered in certain system installations. It is possible that, despite significant testing, hardware or software errors will be found in the OmniMAX global product family after commencement of shipments resulting in delays or cancellation of customer orders, payment of contract penalties to customers, or the loss of market acceptance. Any of these factors could result in, among other things, decreased revenues, net income, and cash flows.

WE CONDUCT BUSINESS INTERNATIONALLY AND FACE SEVERAL RISKS ASSOCIATED WITH INTERNATIONAL MARKETS.

A portion of our business is conducted internationally. Operating in international markets subjects us to certain risks including:

-      Political and economic conditions

-      Tariffs or other barriers

-      Longer sales and payment cycles

-      Collection of accounts receivable

-      Staffing and managing international operations

-      Exchange and repatriation controls on foreign earnings

-      Negative tax consequences

-      Exchange rate fluctuations

-      Changes in regulatory requirements

International sales constituted 10.9% of our total revenues in the quarter ended September 30, 2000 and 11.1% for the first nine months of 2000. In the corresponding periods of 1999, international sales were 10.2% and 11.6% of total revenues, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods. We continue to experience certain difficulties in international markets, and there can be no assurance that we can expand our international operations. Failure to meet revenue projections in the international market could, among other things, adversely affect the future growth of consolidated revenues, gross profit, and net income.

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

Marconi is a competitor in the U.S. market, but it also serves as a distributor of our products in the international market starting this year. As a result of a settlement and distribution agreement reached in February 2000, Marconi entered into a minimum purchase agreement for the OmniMAX global product family and acts as a distributor in specific international markets.

As a result of a settlement agreement and related agreements entered into in 1998 with the Industrial Technology Research Institute, certain of its member companies have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute version of our narrowband UMC1000(TM) product outside of North America. We currently compete with such entities in international markets, primarily in China. Upon termination of certain restrictions set forth in the settlement agreement in January 2005, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

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

Substantially all of our revenues are derived from the OmniMAX global product family, and we expect this concentration will continue in the foreseeable future. Any decrease in the level of sales of, or the prices for, the OmniMAX global product family could result in, among other things, decreased revenues and lower net income. Factors potentially affecting sales include price competition, introductions or announcements by competitors, a decline in the demand for the OmniMAX global product family, or product obsolescence, among others.

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

Our success will depend upon our ability to enhance the OmniMAX global product family technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. Product enhancements must keep pace with technological developments and emerging industry standards, and they must address changing customer requirements in a cost-effective manner. There can be no assurance that we will be successful in identifying, developing, manufacturing, and marketing new products or product enhancements that respond to technological change or evolving industry standards, and that achieve market acceptance. We may be required to incur substantial costs to modify the OmniMAX global product family, develop or acquire new products, and build our infrastructure to accommodate these changes. In addition, if product or warranty costs associated with our new products are greater than we have experienced historically, our gross profit may be adversely affected. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the OmniMAX global product family causing customers to defer purchasing our equipment.

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

From 1998 through January 2000, we pursued trade secret misappropriation and related claims against RELTEC Corporation, now Marconi Communications Inc. The case involved RELTEC's acquisition of AFC's technology through our Taiwan-based licensee, Vidar-SMS Co., Ltd. The case settled in February 2000, when Marconi agreed to pay us $32.75 million in cash and entered into a distribution agreement for our UMC1000 product family that guarantees AFC minimum purchases or specified payments over the following three years.

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

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S. include CLECs, RBOCs, NLECs, and IOCs. Accordingly, our future success depends upon the capital spending patterns of these customers and the continued demand by these customers for the OmniMAX global product family. Recent problems of CLECs in particular including their ability to raise capital to build out their networks, a slowdown in capital expenditures, and the scale and complexity of rolling out digital subscriber line service, or similar problems in the future, could contribute to unexpected sales slowdowns or to slower payments on account. Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and international markets. The OmniMAX global product family and any new products we introduce may not be met with widespread acceptance among the telecommunications companies and other potential customers. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with our technology which could result in, among other things, delays or cancellation of customer orders, decreased revenues, and lower net income. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as the OmniMAX global product family. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

WE MAY BE UNABLE TO SECURE NECESSARY COMPONENTS AND SUPPORT BECAUSE WE DEPEND UPON A LIMITED NUMBER OF THIRD-PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS, OVER WHICH WE HAVE NO CONTROL, AND IN SOME CASES WE RELY UPON SOLE SOURCE SUPPLIERS.

Certain components used in our products, including our proprietary ASICs, codec components, lasers, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. Some of the sole source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Especially in recent times in a worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable the sources of supply for these components. In addition, our current strategy includes focusing on securing large customer accounts. These customers may require us to produce and ship large orders within a compressed timeframe. This may absorb available supplies of components and impair our ability to make later shipments to others. We have experienced shortages of key components from time to time in the past, and there can be no assurance that shortages of components will not occur in the future or will not result in our having to pay a higher price for components. If sufficient quantities of these or any other components cannot be obtained, delays or reductions in manufacturing or product shipments could occur which could result in, among other things, delays or cancellation of customer orders, contractual penalties, and lower revenues, gross profit, net income, and cash flows. In particular, we rely upon:

-      Solectron International USA, Inc. to manufacture PCBAs

- Infineon Technologies AG, Advanced Micro Devices, and ST Microelectronics for PCBA components

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

-      ADC Telecommunications for custom enclosures and boards

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

WE MUST ATTRACT, RETAIN, AND MOTIVATE KEY TECHNICAL AND MANAGEMENT PERSONNEL IN A COMPETITIVE MARKET.

Our success depends to a significant extent upon key technical and management employees. The loss of the services of any of these key employees could result in, among other things, loss of our competitive position in a rapidly changing technological environment, which in turn could lead to decreased revenues, increased operating expenses to locate experienced replacements, and lower net income. In the recent past, we have experienced an increase in our employee turnover rate, including technical and engineering positions. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. In general, we do not have employment agreements with, or key person life insurance for, our employees. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. There can be no assurance as to the ongoing effectiveness of key personnel on our business, financial condition and results of operations.

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

We have maintained compliance with ISO 9001 since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. In September 2000, we also received our TL9000 certification for our hardware, software and services. TL9000 certification is a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will maintain these certifications. The failure to maintain any such certification may preclude selling the OmniMAX global product family in certain markets and could adversely affect our ability to compete with other vendors of telecommunications equipment.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held approximately 10.6 million shares of Cisco common stock as of September 30, 2000. We received approximately 5.3 million shares in 1999 in exchange for our equity interest in Cerent, and the number of shares doubled as a result of Cisco's 2-for-1 stock split in March 2000. In February 2000, we entered into a hedging transaction structured as a costless collar agreement to minimize the impact of potential adverse market risk on the Cisco stock we own. Assuming an immediate decrease of 20% in Cisco's stock price from the closing price at September 29, 2000, the last business day of our third fiscal quarter, of $55.250 per share and the impact on the put and call feature of the collar agreement, the hypothetical unrealized loss in accumulated other comprehensive income related to these holdings would be approximately $17.2 million, net of income taxes. See the additional information with respect to market risk contained in our Current Report on Form 8-K filed September 19, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See discussion in Part I - "Note 5 Commitments and Contingencies" beginning on page 6 of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

        (a). ISSUANCE OF UNREGISTERED SECURITIES:

        Between July 1 and September 30, 2000 the Company issued and sold the following securities which were not registered under the Securities Act of 1933 (Securities Act): the Company issued and sold an aggregate of 55,940 shares of common stock upon the net exercise of warrants to one entity for aggregate consideration of 4,196 shares of common stock.

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

        (b). USE OF PROCEEDS:  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

Our president and chief executive officer, John Schofield, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the company, he has established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock.

In particular, we have been notified that Mr. Schofield intends to exercise options on 6,000 shares of stock per month and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment, change of control, and prevailing stock price. The current plan runs from January 1, 2001 through December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a).   EXHIBITS:

 EXHIBIT
 NUMBER                                 DOCUMENT DESCRIPTION
--------    -----------------------------------------------------------------------------
    27.0       Financial data schedule.
    27.999     Financial data schedule, restated for the acquisition of GVN Technologies,
               Inc., for the nine month period ended September 30, 1999.

        (b).   REPORTS ON FORM 8-K:

               Form 8-K filing on September 19, 2000; Item 5 - Other Events. Filing of consolidated financial statements for the years ended December 31,
               1999, 1998 and 1997 giving retroactive effect to the acquisition of
               GVN Technologies, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ADVANCED FIBRE COMMUNICATIONS, INC.




Date: November 13, 2000                 By:    /s/ Keith E. Pratt
                                           -------------------------------------
                                        Name:  Keith E. Pratt
                                        Title: Vice President, Chief Financial
                                               Officer, and Assistant Secretary
                                               (Duly Authorized Signatory and
                                               Principal Financial Officer)

                       ADVANCED FIBRE COMMUNICATIONS, INC.


INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q:

 EXHIBIT
 NUMBER                                 DOCUMENT DESCRIPTION
 ---------     --------------------------------------------------------------------------
    27.0       Financial data schedule.
    27.999     Financial data schedule, restated for the acquisition of GVN Technologies,
               Inc., for the nine month period ended September 30, 1999.