Form 10-K
period 2000-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2001-03-21
CIK 898805

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 12, 2001, there were 81,037,311 shares of Advanced Fibre Communications, Inc. common stock outstanding, and the aggregate market price of shares held by non-affiliates was approximately $1,364,078,454. (Solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Annual Report to Stockholders for the year ended December 31, 2000 and the Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders to be held on May 23, 2001, are incorporated by reference in Parts II and III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Consolidated Financial Data........................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   18
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18

                                 PART III.
Item 10.  Directors, Executive Officers and Key Employees of the
          Registrant..................................................   19
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   22
Item 13.  Certain Relationships and Related Transactions..............   22

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   23

                                    PART I.

     This report contains "forward-looking statements." In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail in Part I, Item 1 of this Annual Report on Form 10-K under the heading "Risk Factors That Might Affect Future Operating Results and Financial Condition." These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

ITEM 1. BUSINESS

OVERVIEW

     Headquartered in Petaluma, CA, Advanced Fibre Communications(R), Inc. (AFC(R)) (Nasdaq: AFCI) develops, manufactures, and supports telecommunications access products and services that enable telecommunications companies and other service providers to connect their central office switches to end users for voice and high-speed data communications. Our products include integrated multiservice access platforms, integrated access devices, network management systems, indoor and environmentally hardened outdoor cabinets for the portion of the telecommunications network between the service provider and their customers, often referred to as the "local loop," or "last mile."

     Telephone companies, cable television operators, wireless network providers, and other communications service providers are building the infrastructure required to offer high-speed Internet access, data, video, telephony, and interactive multimedia services to residential and business customers. The last mile of the communications network is forecasted to be the fastest growing sector for future communications equipment spending by service providers. With a customer base of more than 800 service providers worldwide, ranging from major incumbents to independent operators and international post, telephone, and telegraph administrators, we continue to build products for, and to support, the world's evolving high-speed broadband, packet-based access networks. The term "broadband" refers to all transmission speeds of T1 and higher. T1 is a digital transmission line or service capable of carrying 24 non-compressed voice calls, or 1.5 megabits per second of data transmissions. "Packet-based" refers to a way voice or data is transmitted over a line. Traditional circuit-based transmission utilizes bandwidth constantly, whether or not voice or data is being transmitted; packet-based transmission occupies bandwidth only when a packet of voice or data is sent, thus freeing up bandwidth for other users when voice or data is not being sent. We are focused on connecting service providers to their customers, optimizing their capital investment, and minimizing the complexity of their system deployment.

COMPANY BACKGROUND

     AFC was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. We completed an initial public offering on October 1, 1996 and a second primary offering on February 12, 1997.

     Our principal executive offices are located at 1465 North McDowell Boulevard, Petaluma, CA, 94954. The telephone number at that address is (707) 794-7700. We can also be reached through our Internet Web site at http://www.afc.com. Information on our Web site is not part of this report.

     We operate on a 13-week fiscal quarter, comprised of four, four, and five-week months, ending on the last Saturday of the last week of the five-week month. For presentation purposes only, the first three fiscal quarters are shown as ending on March 31, June 30, and September 30, and the fourth fiscal quarter and fiscal year are shown as ending on December 31. The fiscal quarter ending September 30, 2000 was 14 weeks, and fiscal year 2000 has 53 weeks, to maintain the convention of ending the fiscal year on the last Saturday of the calendar year.

INDUSTRY BACKGROUND

     Over the past 20 years, the telecommunications industry has experienced significant technological and architectural changes. These changes have been prompted by the demand for new and expanded services, increased competition among telecommunications service providers, and the need to leverage existing networks and reduce operating costs.

     The Telecommunications Act of 1996 opened the telecommunications markets to new entrants and created an environment in which telecommunications service providers accelerated the offering of expanded services. Growth in the Internet, electronic commerce, and telecommuting has increased pressure on telecommunications service providers to supply a broader range of voice and data services over faster networks. Networks are required to transmit increasingly larger volumes of data and video to communicate information, conduct business, and deliver entertainment. Today, over 7,500 registered Internet service providers in the U.S. have helped drive the demand for faster transmission and higher broadband capacity.

     In addition, both public and private network customers are requesting the convergence of voice, Internet/data and video traffic into integrated multimedia services transmitted over one network. These demands have prompted the development and use of broadband networks that are capable of providing the improved reliability and increased speed of transmission generally required for better data and video service over the network.

     Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand their network capacity and provide new applications and services to meet their customers' needs. However, the broadband capacity of the access network has not kept pace with the growth in broadband network applications, particularly in the local loop. Standard analog modems have reached their data-carrying capacity in the local loop and telecommunications providers are seeking solutions to ease the congestion.

EXPANDING PRODUCT PORTFOLIO

     Our product portfolio is the OmniMAX(TM) product family, which consists of a wide range of products that provide remote broadband access solutions in the telecommunications network. Following are the products and solutions we currently offer:

     THE OMNIMAX PRODUCT FAMILY

     Our OmniMAX portfolio consists of integrated multiservice access platforms, or IMAPs, integrated access devices, or IADs, optical network access concentrators, network services, network element management systems, environmentally hardened outside plant cabinets, indoor cabinets, and related service and transmission technologies. Our OmniMAX products can be quickly and cost-effectively deployed to build both domestic and international broadband, packet-based networks, and to upgrade both domestic and international legacy access networks for delivering broadband services to subscribers, regardless of their geographic location. Our OmniMAX product family consists of AccessMAX(TM), PremMAX(TM), TransMAX(TM), ATLAS(TM), and Panorama(TM).

     OMNIMAX CORE TECHNOLOGY

     The OmniMAX product family provides both narrowband and broadband services to customers. In 1996, in anticipation of the predicted growth in demand for high-speed Internet access and other broadband services, we engineered a next-generation digital loop carrier with a unique three-bus backplane architecture that provides the built-in capability within our products to accommodate future advancements in telecommunications technology. We began shipping this system in the first quarter of 1997.

     OmniMAX products have a hybrid voice and data architecture enabling them to operate within various types of networks. The system is economically scalable to over 2,000 lines and can transition from a narrowband to a broadband access system. Because of this flexibility, OmniMAX products offer cost-effective integrated multiservice access solutions with a wide variety of features and advanced services that can be added or changed as a customer's network changes and grows.

     We have invested extensive engineering resources in the development of custom application-specific integrated circuits, or ASICs, such as our Narrowband Gate Array, Wideband Gate Array, and Broadband Gate Array. A gate array is a custom design integrated circuit, a chip, that allows systems designers to provide advanced processing functions targeted to the application, typically at a lower cost or with higher functionality than off-the-shelf solutions. We have finalized the design and testing of the Cellennia(TM) Cell Bus Gate Array, a custom ASIC that consists of over 1.5 million gates, and is able to multiply the bandwidth capacity of our product tenfold. Cellennia is the key technology that activates our high-speed cell bus, providing a fully distributed broadband architecture. This distributed broadband architecture allows us to continue to offer our "pay as you grow" philosophy in the deployment of broadband services.

     ACCESSMAX

     AccessMAX is our product family of IMAPs and environmentally hardened cabinets and technology for last mile voice, data, and broadband digital subscriber line, or DSL, solutions. The AccessMAX group of products includes our flagship product, the UMC1000(R), along with our equipment upgrade products DMAX(TM), EMAX(TM), and EMAXplus(TM).

     Different versions of the AccessMAX platform shelves, or channel bank assemblies, are uniquely suited to solve various service delivery needs. The AccessMAX family incorporates both domestic (American National Standards Institute, or ANSI) and international (European Telecommunications Standards Institute, or ETSI) capabilities in a single platform allowing us to address the global market for telecommunications equipment.

     The UMC1000 is our original narrowband-to-broadband service delivery platform, and is capable of simultaneously providing traditional narrowband and wideband services such as plain old telephone service, or POTS, integrated services digital network, or ISDN, and T1, along with a variety of DSL services over copper wire, fiber optic cable or wireless transport media. The UMC1000 product family consists of 48-line and 120-line building blocks, which can be installed in a variety of network configurations. These units can be linked together to form larger line systems of over 2,000 lines.

     In 2000, we introduced new capabilities to our UMC1000 product and added the DMAX1120. DMAX1120 provides the capability and power to accommodate 100% DSL deployment from the product. This new platform leverages all of the existing capabilities of the UMC1000 while giving service providers more choices as they build out and optimize their networks for the high-speed services of the future.

     EMAX and EMAXplus are our equipment maximization systems that provide rapid and efficient retrofit or upgrade of in-place third-party cabinets. We announced EMAXplus in 2000, a product designed for revitalizing existing outside plant housings for maximum density broadband applications. The self-contained EMAX kits fit into most legacy digital loop carrier, or DLC, cabinets, eliminating the need for additional right-of-way, easements, and permits. Outside plant labor such as engineering, construction, equipment installation, and splicing is minimized by reusing the existing network infrastructure.

     EMAX and EMAXplus increase the capacity and density of the legacy infrastructure and fit into the space of a typical non-AFC DLC channel bank. The added density enables carriers to meet demand for second and third line POTS or asymmetric digital subscriber line (ADSL) services in areas where standard twisted copper pair phones lines are exhausted.

     OUTSIDE PLANT CABINETS

     For remote applications requiring outdoor housings, we market a variety of cabinets to provide the most cost-effective solution for each application. From 48 to over 2,000 lines, our cabinets incorporate and integrate components to save space and power. All outside cabinets are environmentally hardened to allow operation over an extended range of temperatures.

     INDOOR CABINETS

     Universities, hospitals, banks, Internet service providers, business centers, small office and home office customers, for example, require traditional telephone service as well as high-speed data services such as DSL and ISDN. Telecommunications service providers can deliver these services from low-cost, secure indoor cabinets that can be installed in stairwells, closets, or basements, occupying minimal floor space. Our indoor cabinets meet these needs with 48 to 480 lines, helping telecommunications service providers minimize their capital outlay while extending new and existing fiber and copper plant.

     PREMMAX

     In May 2000, we completed our acquisition of GVN Technologies, Inc. This led to the introduction of the PremMAX product line of IADs. These products work with our AccessMAX product line to simplify and lower the cost of delivering total business services to small and medium-sized business customers. The PremMAX IAD aggregates voice and data traffic at the customer premise onto the access loop. Voice lines are scalable from eight to 32 ports. Transmission access trunks are configurable from one to four ports for high-speed services. The PremMAX product is managed through the Panorama element management system, or Panorama EMS.

     TRANSMAX

     TransMAX is our family of optical network access platforms. TransMAX products include a multiservice access concentrator allowing voice and data integration over packet-aware optical networks, enhancing data handling efficiencies over traditional non-packet-aware optical networks and saving bandwidth and money. A packet-aware network is one that recognizes that data is being transmitted in packets and, therefore, knows to cease transmission once the data has been sent, resulting in more efficient use of bandwidth. A non-packet-aware network can transmit data in packets, but continues to transmit even after there is no more data to send, thus occupying bandwidth unnecessarily.

     ATLAS

     ATLAS is our professional services organization made up of teams of professionals, regionally located and certified by us, that provide complete end-to-end installation and operations, maintenance, and provisioning services from the central office to the customer premise.

     PANORAMA EMS

     Our Panorama EMS, a network element management system, is a software application product that provides a centralized graphic user interface for point-and-click management of the OmniMAX network. Its auto-detection functionality and graphical mapping display allows network administrators to quickly locate and check the status of all AFC equipment within an administrator's domain. Panorama's flexible telecommunications management network architecture, centralized management capabilities, and customized applications integrate with external network management systems to enhance the service provider's ability to manage OmniMAX networks.

     INTEGRATED ADSL

     In 2000, we began the rollout of our second generation of ADSL cards. We increased the number of DSL circuits on each card along with a transition to asynchronous transfer mode, or ATM, a technology that involves high-speed switching capabilities. We have now introduced multiple DSL cards based on industry standards. These cards, like their first generation predecessors, contain POTS circuitry and splitters to allow service providers the ability to offer POTS and DSL on the same copper pair transport medium.

SUBSTANTIAL INSTALLATION BASE

     In the U.S., major incumbents such as Sprint, WinStar, Verizon, and SBC, as well as other incumbent local exchange carriers (ILECs), national local exchange carriers (NLECs), competitive local exchange carriers (CLECs), and independent operating companies (IOCs), deploy the OmniMAX product family. We have also made inroads into the international marketplace as a result of the revitalization of access networks in the Caribbean and Latin America, Western Europe, Africa, and the Asia-Pacific region. Furthermore, in 2000 our UMC1000 received type approval for deployment by major operators in 23 countries.

     The OmniMAX product family is distributed and serviced worldwide through our direct sales force and distributors. Our multiple-channel distribution approach allows customers to select the channel that best addresses their specific needs and provides us with broad coverage of global markets.

     On a cumulative basis through December 31, 2000, we have shipped or deployed the following:

     - More than 6.4 million DS0s;
     - More than 4.3 million POTS lines;
     - Approximately 25,000 broadband-ready AccessMAX systems; and
     - Approximately 25,000 ADSL lines.

MARKETS AND CUSTOMERS

     Ryan, Hankin, Kent, Inc., or RHK, a telecommunications market research firm, predicts that the ADSL market will grow to approximately 5.5 million lines by the end of 2001 and to 17 million lines by 2004. eMarketer, a provider of Internet statistics and market research information estimates that the U.S. residential ADSL market will reach almost 10 million subscribers by 2003. However, the ability to deploy high-speed broadband services that overcome the distance limitations of legacy access networks is a challenge faced by service providers today. This has led service providers to reexamine their business models, reevaluate deployment strategies, and increase capital investment.

     We believe the demand for "always on" DSL will remain strong. RHK reported that by 2004 approximately 58% of all U.S. homes will be using the Internet, with 49% of those subscribers utilizing broadband services. eMarketer also predicts that as many as 1 million of the 7.5 million small businesses in the U.S. will be using DSL services by 2003, accounting for more than 16% of the business population. RHK also predicts that domestic service providers' revenues will reach $6.3 billion in 2004.

     Market opportunities for service providers will be influenced by their ability to provide new DSL services that integrate seamlessly with their customers' current voice and data services, and by their ability to profitably scale their businesses. If not, they risk losing customers to the competition.

     Our OmniMAX product portfolio provides an access network solution to service providers, enabling successful deployment of traditional voice services with high-speed DSL services. OmniMAX has the required time division multiplex, or TDM, legacy switch and subscriber interfaces, combined with an architecture to support multiservice DSL. The AccessMAX systems are also specifically designed to carry both legacy TDM service traffic and new packet-based broadband traffic on the same infrastructure.

     New versions of the AccessMAX system are expected to allow us to address three core technologies which we believe will drive future applications: IP networking, optical technology, and soft switching. We strongly believe these applications will be the main drivers for voice and video over DSL in the future.

     Our OmniMAX products are sold in the U.S. and international marketplaces to a customer base that includes NLECs, CLECs, IOCs, ILECs, international PTTs, alternative carriers, system integrators and original equipment manufacturers, or OEMs. Historically, the largest revenue-producing markets of our customer base have been the NLECs, IOCs, CLECs, and international telephone companies.

     In 2000, we sold our products to a wide variety of customer types as discussed above, and we plan to continue to diversify our customer base. During 2000, we derived a slightly higher percentage of our revenues from international markets compared with 1999. We are continuing to expand our presence in international markets and we are focusing our efforts on operators who are making investments in broadband access infrastructures. Deregulation and privatization of international incumbent telecommunications companies are prompting service providers to upgrade and expand existing facilities to improve their positions in an increasingly competitive marketplace. Simultaneously, these telecommunications companies are installing technology to enable future advanced services.

     For the year 2000, sales to WinStar Communications, Inc. (WinStar) and North Supply Company, a subsidiary of Sprint (Sprint), accounted for approximately 15.8% and 13.7% of total revenues, respectively. By comparison, in 1999, sales to WinStar and Sprint generated 16.4% and 11.7% of total revenues, respectively. No other customer accounted for 10% or more of total revenues in either of these periods.

     Financial information relating to geographic areas for 1998-2000 is included in Note 12 to the consolidated financial statements of our Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

BACKLOG

     Our backlog primarily consists of purchase orders for products to ship within the next year. At December 31, 2000 and 1999, backlog was approximately $43.0 million and $35.3 million, respectively. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty. Cancellation or reduction of pending purchase orders could seriously harm our future revenues.

SALES, MARKETING, AND CUSTOMER SUPPORT

     Our products are marketed worldwide directly to telecommunications companies and indirectly through OEMs, distributors, and sales representatives.

     Our U.S. sales, marketing, and customer service groups conduct activities from our corporate headquarters in California, and regional offices in Kansas, Illinois, Connecticut, Florida, Texas, and Virginia. Our U.S. sales personnel are dedicated to specific customer accounts across our U.S. customer base. In addition to direct calls on telecommunications service providers, sales to customers often involve marketing through consulting engineers who are retained by independent telecommunications companies for engineering, specifications, and installation services. We host an annual technology conference for telecommunications engineering consultants, consisting of specific product training as well as more generic technology training in areas such as ADSL, broadband, and multiservice access.

     Our international sales channels include both direct sales to end user clients and indirect sales through global, regional and country OEMs, integrators, distributors and agents. Our international sales group consists of direct salespeople and technical, engineering, and support personnel located in the U.S., Canada, Mexico, the United Kingdom, Switzerland, France, Australia, Hong Kong, China, and Japan.

     The U.S. and international sales organizations receive support from our product marketing organization for product commercialization, advertising, and marketing communications. Our product marketing organiza-tion is closely aligned with our customer market base to assess, capture, and deliver technical value propositions, product strategy applications, and technical marketing collateral.

     We maintain a customer support organization that provides our customers with high-quality technical and administrative product support. We provide service during our products' standard 24-month warranty period, as well as post-sales technical support, technical and operational training to customers, and technical pre-sales assistance to our sales representatives and distributors. In addition to our own field technical service engineers, we also rely on various third-party organizations to provide post-sales support to North American customers. We provide international customer support directly or through our authorized distributors. Training courses and materials are made available to customers either through student training or train-the-trainer programs.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing local loop products with advanced features for global telecommunications markets. The OmniMAX product family is designed as a modular firmware and hardware platform that can be configured and adapted to particular customer requirements. Development efforts include extensive attention to ease of installation and use by the customer. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on enhancements to the OmniMAX product family, such as new Fiber-to-the-Curb capability, ATM/ADSL service cards, ATM broadband infrastructure, and larger line size products. For international markets, efforts have been focused on the V5.1/ V5.2 switch interfaces, Panorama EMS, and numerous country-specific customizations.

     Our industry is characterized by rapidly changing technological and market conditions which may shorten product life cycles. Our future competitive position depends partly on our ability to generate and introduce new technology and features to existing and new products for the OmniMAX product family. We are currently engaged in developing several new features for the OmniMAX product family. We have also reassessed our internal processes for developing technology, and we have implemented new procedures for bringing new products to market. During the product development process, we invest substantial resources in products that often require extensive field testing and evaluation before their introduction to the market. We have invested extensive engineering resources in the development of custom ASICs which we believe provide feature and price advantages for our products. These ASICs and the software that manages them create a core capability set that would require considerable effort to replicate.

     Research and development costs charged to expense were $58.8 million in 2000, $48.3 million in 1999, and $41.7 million in 1998. As a percentage of total revenues, research and development costs represented 14.1% in 2000, 16.3% in 1999, and 13.2% in 1998. We consider our research and development efforts vital to our future success, and we plan to continue to support the development of new products, features and product cost reductions. We have research and development offices in Petaluma, CA; Buffalo Grove, IL; Largo and Miramar, FL; and Richardson, TX.

MANUFACTURING

     Manufacturing, system integration, and testing operations are performed at our headquarters in Petaluma, CA. Manufacturing operations consist primarily of final product assembly and testing. We rely on a number of vendors to manufacture subassemblies to strict specifications for use in our products. Quality is monitored at each stage of the production and supply process, including the selection of component vendors, receiving, assembly, final testing, packaging, and shipping. Functional, environmental, and systems testing and other quality assurance-related activities are performed on the subassemblies incorporated into the OmniMAX product family.

     Certain components used in our products are only available from a single source or limited number of vendors. Some of our sole-source vendors are companies which, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. These vendors supply a number of our competitors as well as us.

COMPETITION

     Our competitors range from small companies, both U.S. and international, to large multinational corporations. Principal competitors include: Accelerated Networks, Inc., ADC Telecommunications, Inc., Carrier Access Corporation, Compagnie Financiere Alcatel, Fujitsu Ltd., Lucent Technologies Inc., Marconi Communications Inc., Next Level Communications, Inc., Nortel Networks, Siemens AG, and Telefon AB L.M. Ericsson. Some of these competitors have more extensive financial, marketing, and technical resources than we do and enjoy superior name recognition in the market.

     Pursuant to a settlement agreement and related agreements entered into with the Industrial Technology Research Institute, an entity of the Republic of China, certain of its member companies have been granted certain rights to manufacture and sell the ETSI version of the narrowband UMC1000 outside of North America. These companies currently compete with us in international markets, primarily in China. Upon termination of certain restrictions set forth in such agreements, in January 2005, such companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use a certain older version of narrowband UMC1000 technology and will be able to compete with us worldwide at such time.

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

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

     Over the past several years, we have made investments in two start-up ventures specializing in telecommunications technologies: Cerent Corporation (Cerent) and Turin Networks, Inc. (Turin). On November 1, 1999, Cerent was acquired by Cisco Systems, Inc. (Cisco) and our investment was converted into approximately 10.6 million shares of Cisco common stock (adjusted for a 2-for-1 stock split), resulting in a non-operating gain of approximately $379.3 million. In February 2000, we entered into a hedging transaction, structured as a costless collar agreement, or collar, to minimize the impact of potential adverse market risk on the Cisco stock we own. The collar provides us with a floor value of approximately $690.0 million for the hedged shares if held to maturity while allowing us to participate in up to approximately $354.0 million in further appreciation in the shares above the floor value. We are also able to borrow against the floor value of the collar agreement.

     In the third quarter of 2000, we invested an additional $4.6 million in Turin, bringing our total investment in Turin to $6.6 million.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary by specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, or FCC, Underwriters Laboratories, Quality Management Institute, or QMI, Telcordia Technologies, Inc. (Telcordia), other independent third-party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with standards and recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must comply with standards issued by ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

     Telcordia testing on the OmniMAX product family is often required to ensure robustness, interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing requires significant investments in time and money to achieve compliance. Some OmniMAX product family features must pass Telcordia testing prior to field release. See
Part I, Item 1 - "Risk Factors That Might

Affect Future Operating Results and Financial Conditions" as it pertains to these matters in this Annual Report on Form 10-K.

     We have successfully completed the Telcordia Operations Systems Modifications for the Integration of Network Elements process on LFACS, TIRKS, SWITCH, and NMA interoperability. LFACS and TIRKS are operation support systems that allow ILECs' operations systems to identify the OmniMAX product family's bandwidth and equipment type and capabilities. SWITCH is an OSS designed to inventory and assign telecommunications equipment. NMA adds the ability to retrieve OmniMAX alarms through the ILECs' operations systems and to generate trouble tickets online. SWITCH compliance testing has been completed on GR-303 with Lucent Technologies on the Lucent 5ESS switch, with Northern Telecom on the DMS-100 switch and with Siemens on the EWSD switch. The OmniMAX product family is currently undergoing testing with Telcordia for integration with OPS/INE allowing provisioning through Telcordia operating systems.

     In 1997, Underwriters Laboratories officially registered AFC as ANSI/ISO/ASQC Q9001-1994 (ISO) compliant which signifies a standard of quality in design, development, production, installation and servicing. In 1998, we transitioned to QMI, a division of CSA International as our ISO 9000 registrar. We continue to maintain ISO certification as part of our TL 9000 certification.

TL9000 CERTIFICATION

     In October 2000, we announced that our quality management systems at the Petaluma, CA, Buffalo Grove, IL, and Miramar, FL locations had been certified compliant with the new TL 9000 Quality System Standard, as registered by accredited TL 9000 registrar, QMI.

     Established by the Quality Excellence for Suppliers of Telecommunications Forum, TL 9000 is a newly released set of quality system standards, based on best practice and business excellence models, specifically created by and for the telecommunications industry. Included in our certification are products and services in the three classifications of TL 9000: hardware, software, and services.

     TL 9000 includes all of the elements of the ISO 9001 Quality System Standard, plus a number of other requirements specific to the telecommunications industry. It adds additional focus on customer needs, strategic planning, and accountability. In addition to the TL 9000 Quality System Requirements, there are sets of measurements that TL 9000 registered companies must report. These measurements are based on customer satisfaction, and the quality of the hardware and software developed by the supplier.

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

PROPRIETARY RIGHTS AND LICENSES

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. No patents are currently held for the OmniMAX product family, but five patent applications are pending. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. See
Part I, Item 1 - "Certain Factors That Might Affect Future Operating Results" as it pertains to this matter in this Annual Report on Form 10-K. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

EMPLOYEES

     As of December 31, 2000, we employed 959 people. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike, or labor dispute. We believe relations with our employees are good.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to the other information in this Annual Report on Form 10-K, the following are risk factors that should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

     A number of factors could cause our operating results to fluctuate significantly and cause our stock price to be volatile.

     Our operations have been, and will continue to be, affected by a wide variety of factors, many of which are outside our control. These factors include, but are not limited to, changes in our U.S. and international sales and distribution mix, adequacy of supplies for key components and assemblies, our product feature component mix and our ability to introduce new technologies and features ahead of our competitors, the timing and size of the orders we receive, our ability to efficiently produce and ship orders promptly on a price-competitive basis, introductions or announcements of new products by our competitors, and our ability to integrate and operate acquired businesses and technologies.

     We sell our OmniMAX product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. Therefore, the timing of product shipment and revenue recognition is often difficult to forecast. Since a portion of our equipment is usually installed in outdoor locations, shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. The majority of our sales are made in the U.S. and, accordingly, seasonality will generally cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries are influenced by delays and reductions in planned project deployment, currency fluctuations, reductions in capital availability, priority changes in government budgets, the political environment, and delays in receiving government approvals.

     Expenditures for research and development, sales, general, and administrative functions are based, in part, on future growth projections and in the near term are relatively fixed. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Also, we have expanded our manufacturing capacity and may further expand it in the future. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption. Accordingly, this may result in, among other things, higher operating expenses and lower net income in one or more periods.

     Fluctuations in our operating results, such as revenues or operating results being below the expectations of public market analysts and investors, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation which could also result in increased costs and a diversion of management's attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 10 to the consolidated financial statements in our Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

     We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

     The telecommunications equipment market is undergoing rapid competitive and economic changes, the full scope and nature of which is difficult to predict. Industry consolidation among our competitors may increase the number of competitors with greater financial resources, enabling them to reduce their prices. This would require that we reduce the prices of our products or risk losing market share. In addition, if any of our customers is acquired by a company that is one of our competitors' customers, we may lose its business. Moreover, we believe that technological and regulatory change will continue to attract new entrants to the market in which we compete.

     Our principal competitors include: Accelerated Networks, Inc., ADC Telecommunications, Inc., Carrier Access Corporation, Compagnie Financiere Alcatel, Fujitsu Ltd., Lucent Technologies Inc., Marconi Communications Inc., Next Level Communications, Inc., Nortel Networks, Siemens AG, and Telefon AB L.M. Ericsson. Some of these competitors have more extensive financial, marketing, and technical resources than we do and enjoy superior name recognition in the market.

     Various member companies of the Industrial Technology Research Institute, with whom we currently compete in international markets, primarily in China, have been granted certain rights to manufacture and sell the ETSI version of our narrowband UMC1000 product outside of North America. Upon termination of certain restrictions in January 2005, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

     Continued growth in the broadband access communications market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, and the continued funding of emerging local telecommunications carriers by the large communications equipment providers. An economic contraction could cause negative changes in capital expenditures by the large carriers and this could have a material adverse effect on our business, operating results, and financial condition.

     We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

     In 2000, sales to WinStar and Sprint accounted for approximately 15.8% and 13.7% of our total revenues, respectively. In 1999, sales to WinStar and Sprint accounted for approximately 16.4% and 11.7% of our total revenues, respectively. No other single customer accounted for 10% or more of total revenues in either of these periods. Our five largest customers accounted for 49.4% of total revenues in the year 2000 and 46.7% in 1999. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that significant customers will continue to purchase products at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, and increase our dependency on our remaining significant customers.

     Our revenues depend on the capital spending programs of our service provider customers and ultimately on the demand for new telecommunications services from end users.

     Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include NLECs, CLECs, IOCs, and ILECs. Accordingly, our future success depends upon the capital spending patterns of these customers and the continued demand by these customers for our products and services. Recent problems of many CLECs in particular, including their extreme difficulties in raising capital to build out their networks, a slowdown in capital expenditures, and the scale and complexity of providing DSL service, or similar problems in the future, could contribute to sales slowdowns or to slower payments or defaults on account. Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and internationally. Our existing products, and any new products we introduce, may not be met with widespread acceptance among larger telecommunications service providers. Existing customers and potential customers may adopt alternative architectures or technologies that are incompatible with our technology which could result in, among other things, decreased market acceptance of our products. Also, there can be no assurance that telecommuni-cations companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

     We must attract, retain, and motivate key technical and management personnel in a competitive market in order to sustain or grow our business.

     Our success depends to a significant extent upon key technical and management employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. This competition is particularly intense in Northern California, where there is a high concentration of established and emerging growth technology companies. In general, we do not have employment agreements with, or key person life insurance for, our employees. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Otherwise, our results of operations could be significantly adversely affected.

     Recent and future acquisitions may compromise our operations and financial results.

     As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies.

     On May 16, 2000, we acquired GVN Technologies, Inc. (GVN), a privately-held developer of integrated access devices, for approximately 1.1 million shares and options to purchase shares of our common stock. Our acquisition of GVN and future acquisitions, if any, will involve numerous risks, including disruption to our business, exposure to unknown liabilities of acquired companies, and other potential difficulties associated with assimilation of the acquired company. We cannot make assurances that other acquisitions that we may undertake will not result in significant costs or business disruptions, or that we will be able to successfully integrate other businesses, products, technologies, or personnel that we may acquire. Our failure to do so could seriously harm our business, financial condition, and results of operations.

     We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

     Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the FCC, Underwriters Laboratories, Quality Management Institute, Telcordia, other independent third-party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must also comply with standards issued by the ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

     We need to continue to ensure that our products are easily integrated with various telecommunications systems. Telcordia testing on our products is often required to ensure interoperability with various standards of operations, administration, maintenance and provisioning systems. Telcordia testing also requires significant investments in time and money to achieve compliance. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, or if we fail to obtain compliance on new features, our ability to sell our products would be impaired, and we could experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income.

     We have maintained compliance with ISO 9001 since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. In October 2000, we also received our TL9000 certification for hardware, software and services. TL9000 certification is a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will maintain these certifications. The failure to maintain any such certification or to maintain interoperability with other companies may negatively affect our ability to compete with other telecommunications equipment vendors and may preclude selling certain of our products in certain markets.

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders and lower revenues. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for our products. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

     We face risks associated with international markets and distribution channels.

     International sales constituted 11.5% of our total revenues in the year ended December 31, 2000 and 10.6% for the year ended December 31, 1999. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

     We are working to enter new international markets which demand significant management attention and financial commitment. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. We rely on a number of third-party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profits margins have been lower for products sold through some of our third-party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third-party and indirect distribution channels may reduce our overall gross profit margins and net income.

     Sales activities in foreign countries may subject us to taxation in those countries. Although we have attempted to minimize our exposure to taxation in foreign countries, any income or other taxes imposed may increase our overall effective tax rate and adversely impact our competitiveness in those countries. In addition, we currently intend that the earnings of our foreign subsidiaries remain permanently invested in these entities in order to facilitate the potential expansion of our business. To the extent that these earnings are actually or deemed repatriated, U.S. federal and state income taxes would be imposed, and this could adversely impact our overall effective tax rate, net income, and cash flows. Our international sales are primarily U.S. dollar denominated.

     We must comply with various country-specific regulations and standards to compete in certain markets. Any inability to obtain local regulatory approval could delay or prevent entrance into certain markets, which could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income.

     We may be unable to secure necessary components and support because we depend upon a limited number of third-party manufacturers and support organizations, and in some cases we rely upon sole source suppliers.

     Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Especially in recent times in a worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. For example, in the second half of 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components significantly limit our ability to meet scheduled product deliveries to our customers, which would seriously harm our business and results of operations.

     Our failure to develop and introduce new products that meet changing customer requirements and address technological advances would limit our ability to sell our products.

     New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, or if we experience delays in product development, market acceptance of our products may be significantly reduced or delayed. The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable.

     Our success will depend upon our ability to enhance the OmniMAX product family through the development of new technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the OmniMAX product family causing customers to defer purchasing our equipment. If we fail to respond on a cost-effective and timely basis to technological advances in the telecommunications industry, we may experience diminished market acceptance and reduced sales of our products, and our business would be seriously harmed.

     Our products are complex and may contain undetected errors which could result in significant unexpected expense.

     Our products contain a significant amount of complex hardware and firmware that may contain undetected errors that may become apparent as product features are introduced, or as new versions are released. It is possible that, despite significant testing, hardware or firmware errors will be found in our products after commencement of shipments resulting in delays or cancellation of customer orders, payment of contract penalties to customers, warranty costs or the loss of market acceptance and revenues.

     Our product line is concentrated on a single family of products and a decline in demand for these products would result in decreased revenues and net income.

     Substantially all of our revenues are derived from the OmniMAX product family, and we expect this concentration will continue in the foreseeable future. Any decrease in the level of sales of, or the prices for, the OmniMAX product family could result in, among other things, decreased revenues and lower net income. Factors potentially affecting the level of sales include price competition, introductions or announcements by competitors, or product obsolescence, among others.

     Failure to protect our intellectual property will adversely effect our ability to compete which could result in decreased revenues.

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although five patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

     We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.

     Like other participants in our industry, we expect that we will continue to be subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past. In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention from our operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could seriously harm our business and results of operations.

ITEM 2. PROPERTIES

     We lease five buildings in Petaluma, CA. Two of these buildings are sublet and the other three (approximately 373,000 square feet, total) house the principal executive offices, administrative, sales, marketing, product development, manufacturing and distribution functions. In addition to our Petaluma facilities, we lease properties at the following locations: Buffalo Grove, IL (research and development and technical assistance), Overland Park, KS (sales), Coral Gables, FL (sales), Miramar, FL (research and development), Largo, FL (research and development), Richardson, TX (sales, and research and development), Sterling, VA (technical assistance), Stamford, CT (technical assistance), London, England (sales and sales support), Paris, France (sales and sales support), Shanghai, China (sales support), Hong Kong (sales support), Fribourg, Switzerland (sales support), Mexico City, Mexico (sales and sales support) and Sydney, Australia (sales).

     We occupied approximately 76% of our total available space as of December 31, 2000. We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our level of operations anticipated in 2001. In addition, we believe that appropriate additional facilities will be available to accommodate growth as needed.

ITEM 3. LEGAL PROCEEDINGS

     Securities Litigation: AFC and various of our current and former officers and directors are the defendants to a lawsuit that is a consolidation of class action lawsuits filed in the United States District Court for the Northern District of California on various dates from July 2, 1998 through and including August 17, 1998 on behalf of certain of our stockholders. The proceedings in this suit have been coordinated by the court with two individual actions filed by the State Board of Administration of Florida, and by John Earnest. The allegations underlying the law suits are that the defendants violated certain federal securities laws by allegedly making misleading statements and omissions during the period March 25, 1997 through and including June 30, 1998. The plaintiffs seek an unspecified amount of damages.

     Defendants filed motions to have the consolidated complaint for the class action suit and the complaints for the two individual actions dismissed. The court granted the defendants' motions, but with leave for the plaintiffs to amend their complaints. Plaintiffs then filed amended complaints, after which the defendants filed motions to dismiss the amended complaints. The court then ordered a stay on the motion practice in the two individual cases filed by the State Board of Administration of Florida, and by John Earnest pending the resolution of the defendants' motion to dismiss the class action complaints. On February 15, 2001, the court granted the motion to dismiss the class action amended complaints, but again with leave for the plaintiffs to amend their complaints. Limited discovery has occurred, and only limited discovery is expected to occur pending the final outcome of the motions to dismiss.

     Based on current information, we believe the lawsuits are without merit and that we have meritorious defenses to the actions. Accordingly, we plan to vigorously defend the litigation. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on our financial position. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In addition, although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market using the symbol AFCI. Our common stock price is listed daily in "The Wall Street Journal" and other publications under the Nasdaq National Market listing with the abbreviation AdvFibComm.

     In 1997, we effected a two-for-one stock split and all share, per share and common stock amounts disclosed have been restated to reflect the effect of this stock split.

     The following table lists the high and low closing sales prices of our common stock as reported by the Nasdaq National Market for each full quarterly period of the two most recent fiscal years:

                                                              HIGH      LOW
                       FISCAL 2000:                          ------    ------
First Quarter (through March 25)...........................  $85.00    $34.88
Second Quarter (through June 24)...........................   81.31     39.44
Third Quarter (through September 30).......................   58.75     34.00
Fourth Quarter (through December 30).......................   39.38     15.63

                                                              HIGH      LOW
                       FISCAL 1999:                          ------    ------
First Quarter (through March 27)...........................  $13.75    $ 7.38
Second Quarter (through June 26)...........................   15.25      7.09
Third Quarter (through September 25).......................   20.94     13.13
Fourth Quarter (through December 25).......................   44.38     19.00

     On March 12, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $17.06 per share. As of December 31, 2000, there were approximately 375 record holders, or brokerage firms, holding our common stock.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently intend to utilize all of our earnings, if any, for use in our operations, and we do not anticipate the payment of cash dividends in the foreseeable future. In addition, our line of credit agreement requires consent from the banks prior to payment of dividends.

ISSUANCE OF UNREGISTERED SECURITIES

     In 2000, the Company issued and sold securities which were not registered under the Securities Act of 1933 (Securities Act). We issued and sold an aggregate of 55,940 shares of common stock upon the net exercise of warrants to one entity for aggregate consideration of 4,196 shares of common stock.

     The sale and issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

OTHER INFORMATION

     Our president and chief executive officer, John Schofield, our chief financial officer, Keith Pratt, and our chief operating officer, Gregory Steele, have each informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the Company, they each have established a written plan in accordance with Securities and Exchange Commission (SEC) Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock.

     In particular, we have been notified that Mr. Schofield intends to exercise options on 6,000 shares of stock per month and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment, change of control, and prevailing stock price. His current plan runs from February 1, 2001 through December 31, 2001.

     Mr. Pratt has informed us that he intends to exercise options on 3,000 shares of stock per month and to sell the resulting shares, as well as 100 shares of stock purchased through the Company's Employee Stock Purchase Plan, in the public market, subject to certain contingencies relating to continuation of employment, change of control, and prevailing stock price. His current plan runs from February 1, 2001 through December 31, 2001.

     Mr. Steele has informed us that he intends to exercise options on 2,000 shares of stock per month and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment, change of control, and prevailing stock price. His current plan runs from February 1, 2001 through December 31, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is set forth on page 20 of our 2000 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 21 -- 26 of our 2000 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth on page 27 of our 2000 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages 28 -- 42 of our 2000 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Executive officers are selected by, and serve at the discretion of, the board of directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director.

             NAME                AGE                               POSITION
             ----                ---                               --------
EXECUTIVE OFFICERS
John A. Schofield..............  52    President, Chief Executive Officer, Director
Gregory S. Steele..............  39    Senior Vice President, Chief Operating Officer
Keith E. Pratt.................  38    Senior Vice President, Chief Financial Officer, and Assistant
                                       Secretary
Mehmet N. Balos................  45    Senior Vice President, Global Marketing and North American Sales
R. Leon Blackburn..............  55    Vice President, Corporate Controller
Jorge A. Valdes................  39    Vice President, Engineering
Robert G. Yates................  58    Vice President, International Sales

KEY EMPLOYEES
Charles C. Geiger..............  36    Vice President, Customer Service
Amy M. Paul....................  32    Vice President, General Counsel and Secretary
Victoria L. Perrault...........  47    Vice President, Administrative Services
Jeffrey S. Rosen...............  37    Vice President, Operations
E. James Sackman...............  40    Vice President, Chief Technology Officer
Doak K. Smailer................  43    Vice President, Quality

OUTSIDE DIRECTORS
Donald Green(3)................  69    Chairman of the Board
Herbert M. Dwight, Jr.(2)(4)...  70    Director
Ruann F. Ernst(1)(3)(4)........  54    Director
Clifford H. Higgerson(2).......  61    Director
Dan Rasdal(1)(3)...............  67    Director
Alex Sozonoff(1)(2)(3).........  62    Director

---------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Member of the Governance Committee

     John A. Schofield joined AFC in March 1999 as President and Chief Executive Officer, and was appointed to the Board of Directors in May 1999. From 1995 to 1999, Mr. Schofield held several senior management positions with ADC Telecommunications, Inc. including Senior Vice President, President of the Integrated Solutions Group, and Managing Director of Asia Pacific/Latin America. Mr. Schofield is also a director of two private companies.

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

     Keith E. Pratt was promoted to Vice President, Chief Financial Officer, and Assistant Secretary in December 1999, and was promoted to Senior Vice President in December 2000. Mr. Pratt joined AFC in September 1997 as Director of Corporate Development and served in this position until his promotion in 1999. Prior to joining AFC, Mr. Pratt was Director of the Strategy and Business Development Group with Pacific Telesis from 1995 to 1997.

     Mehmet N. Balos joined AFC in July 1999 as Vice President of Global Marketing and was appointed to Vice President of North American Sales in addition to his marketing responsibilities in October 1999. Mr. Balos was promoted to Senior Vice President in July 2000. Prior to joining AFC, Mr. Balos was employed with Ericsson LM Telephone Company from 1997 to 1999 where he was Vice President of Access Marketing, Sales and Services worldwide. Mr. Balos was General Manager for Pirelli Telecom Systems Group from 1995 to 1997, after heading up Corporate Marketing and Services as Vice President at ADC Telecommunications, Inc. from 1991 to 1995.

     R. Leon Blackburn joined AFC in September 2000. From 1993 to 2000, Mr. Blackburn served as Assistant Controller at AirTouch Communications, Inc. (AirTouch), a wireless communications company, which was acquired by United Kingdom-based Vodafone in 1999. Prior to working for AirTouch, Mr. Blackburn served as Director of Finance and in other management positions for Pacific Telesis.

     Jorge A. Valdes has served as Vice President of Engineering since July 1999. Mr. Valdes joined AFC in March 1998 and served as Director of Engineering in the Florida development office through July 1999. Prior to joining AFC, Mr. Valdes served in various management positions with Racal-Datacom from 1990 through 1998, including Engineering Director of Bandwidth Engineering and Access Engineering as well as Senior Product Marketing Manager.

     Robert G. Yates joined AFC in May 1999 as Vice President of International Sales. Prior to joining AFC, Mr. Yates was employed with ADC Telecommunications, Inc., from 1992 through 1999, where he held various positions including Vice President, Asia Pacific, International Business Development Director and Managing Director Australia and New Zealand.

     Charles C. Geiger was appointed as the Vice President of Global Customer Service in July 1999. Mr. Geiger joined AFC in November 1998 as Regional Vice President of International Operations, where he served until his promotion in 1999. Prior to joining AFC, Mr. Geiger was employed with DSC Communications Corporation (DSC) from 1996 through 1998. He held several senior marketing and sales positions in DSC and was based out of DSC's Denmark and UK facilities. Prior to 1996, Mr. Geiger held several positions in the U.S. and abroad at AT&T Bell Laboratories and AT&T Network Systems as part of the international marketing and sales functions.

     Amy M. Paul was promoted to Vice President and General Counsel in February 1999. Ms. Paul was named Secretary of the Board in May 1999. Previously, Ms. Paul served as Director, Contracts and Legal Affairs, from 1995 until 1999.

     Victoria L. Perrault was promoted to Vice President of Administrative Services in December 1999. Ms. Perrault joined AFC in March 1996 as the Human Resource Manager, and was promoted to Director of Human Resources in August 1996.

     Jeffrey S. Rosen joined AFC in March 2000 as Vice President of
Operations. Prior to joining AFC, Mr. Rosen served as a Director at Solectron Corporation (Solectron) in various operations and supply chain management roles. Previous to working for Solectron, Mr. Rosen was a Senior Associate at Booz, Allen & Hamilton.

     E. James Sackman was promoted to Chief Technical Officer in June 2000. Mr. Sackman joined AFC in April 1997 as Director of Hardware Engineering. He also held the position of Chief Technologist from 1999 until 2000. Prior to joining AFC, Mr. Sackman spent 12 years at Racal-Datacom in various positions, including Engineering Director for Remote Access Server products and ATM Systems Architect. Mr. Sackman has held positions at Siemens Information Systems, Modular Computer, and Fairchild Test Systems.

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

     Donald Green is a co-founder of AFC and has served as Chairman of the Board since 1992. Mr. Green served as Chief Executive Officer from June 1998 to March 1999 and from May 1992 to June 1997. Mr. Green is also a director of TCSI Corporation, CoSine Communications, and four private companies.

     Herbert M. Dwight, Jr. has served as a Director since 1998. Mr. Dwight is the retired Chairman of the Board of Optical Coating Laboratory, Inc. (OCLI), an optical coating and specialty ink manufacturer which merged with JDS Uniphase in February 2000. Mr. Dwight served in this position from 1991 to February 2000. From 1991 to April 1998, Mr. Dwight also served as Chief Executive Officer of OCLI and from 1991 to 1997, he served as President of OCLI. Mr. Dwight has also served as Chairman of the Board of Vicinity Corporation since October 1999 and as a director of Applied Materials, Inc. and two private companies.

     Ruann F. Ernst has served as a Director since 1998. Ms. Ernst has served as Chief Executive Officer of Digital Island, Inc. (Digital Island), an e-business delivery network, since June 1998 and has been Chairman of the Board of Digital Island since December 1999. From June 1998 through December 1999, Ms. Ernst also served as President of Digital Island. From 1994 to 1998, Ms. Ernst served as General Manager, Financial Services Business Unit for Hewlett-Packard Company (Hewlett-Packard), an electronics equipment and computer company. Prior to that, Ms. Ernst served in various management positions at Hewlett-Packard and General Electric. Ms. Ernst is also a director of one private organization.

     Clifford H. Higgerson has served as a Director since 1993. Mr. Higgerson has served as a General Partner of Communications Ventures, a venture capital firm, since 1987 and a General Partner of Vanguard Venture Partners, a venture capital firm and a stockholder of AFC, since July 1991. Mr. Higgerson is also a director of Digital Island, Inc., Tut Systems, Inc. and twelve private companies.

     Dan Rasdal has served as a Director since 1993. Mr. Rasdal served as a director of Symmetricom, Inc. (Symmetricom), a telecommunications company, from 1985 to 2000. From 1985 to July 1998, Mr. Rasdal was Chairman of the Board, President, and Chief Executive Officer of Symmetricom. Mr. Rasdal is also a director of Celeritek, Inc.

     Alex Sozonoff has been a Director since 1997. Mr. Sozonoff has served as Vice President of Customer Advocacy for Hewlett-Packard Company since 1998. From 1994 to 1998, he was Vice President of Marketing for Hewlett-Packard.

     Our bylaws call for a board of directors composed of a minimum of seven directors and a maximum of nine. The number currently authorized is seven. The terms of office of the board of directors are divided into three classes:

     - Herbert M. Dwight, Jr. and Ruann F. Ernst are Class II Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2001.

     - Donald Green and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2002.

     - Clifford H. Higgerson, John A. Schofield, and Alex Sozonoff are Class I Directors, and their terms will expire at the annual meeting of the stockholders in 2003.

     At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue for three years through the third annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

     If the need arises to increase the number of directors, additional directorships will be distributed equally among the three classes so that, as nearly as possible, each class is equally weighted and represented.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Directors, executive officers, and individuals owning more than 10 percent of our common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 2000, and based also on written representations from those persons, we believe that there was compliance with Section 16(a) filing requirements for 2000, except that Mr. Steele filed two transactions late on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in our 2001 Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in our 2001 Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in our 2001 Proxy Statement to be filed within 120 days from our fiscal year end.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K or which are incorporated herein by reference:

     1. FINANCIAL STATEMENTS:

       As of December 31, 2000 and 1999:
            - Consolidated Balance Sheets

       For the Years Ended December 31, 2000, 1999, and 1998:
            - Consolidated Statements of Income
            - Consolidated Statements of Stockholders' Equity and Comprehensive Income
            - Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

       Quarterly Results of Operations (Unaudited)

     2. FINANCIAL STATEMENT SCHEDULE:

            - Schedule II -- Valuation and Qualifying Accounts

     All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     3(a). EXHIBITS:

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
3.3.1     Fifth Amended and Restated Certificate of Incorporation of
          the Registrant.(3)
3.3.2     Certificate of Designation of Series A Junior Participating
          Preferred Stock.(5)
3.5       Amended and Restated Bylaws of the Registrant.(2)
4.1       Specimen Certificate of Common Stock.(1)
4.3       Certificate of Incorporation of the Registrant (included in
          Exhibit 3.3.1).
4.4       Rights Agreement dated as of May 13, 1998 between the
          Registrant and BankBoston, N.A.(5)
4.5       Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A.(6)
10.4.1    Form of Amendment to Warrants and Performance Warrants.(1)
10.5      Warrant Issued in Connection with the Sale of the
          Registrant's Series E Preferred Stock on September 29,
          1995.(1)
10.8      Promissory Note Secured by Pledge Agreement, dated May 31,
          1995 by Donald Green in favor of the Registrant.(1)
10.9      Stock Pledge Agreement, dated June 16, 1995 between the
          Registrant and Donald Green.(1)
10.10     Compensation Agreement, dated March 23, 1999 between the
          Registrant and John A. Schofield.(7)
10.11     Hangzhou Aftek Communication Registrant Ltd. Contract, dated
          June 18, 1994 between Advanced Fibre Technology
          Communication (Hong Kong) Limited and Hangzhou Communication
          Equipment Factory of the MPT., HuaTong Branch.(1)+

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
10.15     Redwood Business Park Net Lease, dated June 3, 1996 between the Registrant and G & W/ Redwood Associates Joint Venture,
          for the premises located at Buildings 1 & 9 of Willow Brook
          Court.(1)
10.17     Form of Indemnification Agreement for Executive Officers and
          Directors of the Registrant.(1)
10.18     The Registrant's 1993 Stock Option/Stock Issuance Plan, as
          amended (1993 Plan).(1)
10.19     Form of Stock Option Agreement pertaining to the 1993
          Plan.(1)
10.20     Form of Notice of Grant of Stock Option pertaining to the
          1993 Plan.(1)
10.21     Form of Stock Purchase Agreement pertaining to the 1993
          Plan.(1)
10.22     The Registrant's 1996 Stock Incentive Plan (1996 Plan).(1)
10.23     Form of Stock Option Agreement pertaining to the 1996
          Plan.(1)
10.23.1   Form of Automatic Stock Option Agreement pertaining to the
          1996 Plan.(1)
10.24     Form of Notice of Grant of Stock Option pertaining to the
          1996 Plan.(1)
10.24.1   Form of Notice of Grant of Non-Employee Director Automatic
          Stock Option pertaining to the 1996 Plan.(1)
10.25     Form of Stock Issuance Agreement pertaining to the 1996
          Plan.(1)
10.26     The Registrant's Employee Stock Purchase Plan.(1)
10.31     Cypress Center Net Lease, dated October 9, 1997 between the
          Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(4)
10.33.1   Redwood Business Park Net Lease, dated September 22, 1999
          between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North.(8)
10.34.2   First Amendment to Amended and Restated Revolving Credit
          Agreement, dated February 1, 2000 between the Registrant and
          Banque Nationale De Paris and Bank of America, N.A.(9)
10.34.3   Second Amendment to Amended and Restated Revolving Credit
          Agreement, dated July 27, 2000 between the Registrant and
          Banque Nationale De Paris and Bank of America, N.A.(10)
10.35     Master Stock Purchase Agreement and Pledge Agreement
          Specialized Term Appreciation Retention Sale (STARS) dated
          February 9, 2000 between the Registrant and Bank of America,
          N.A.(9)
13.1      Selected Consolidated Financial Data from the 2000 Annual
          Report to Stockholders.
13.2      Management's Discussion and Analysis of Financial Condition
          and Results of Operations from the 2000 Annual Report to
          Stockholders.
13.3      Financial Statements and Supplementary Data from the 2000
          Annual Report to Stockholders.
21.1      Subsidiaries of the Registrant.(1)
23.1      Report on Schedule and Consent of KPMG LLP.

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2001.

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

 (5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

 (6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

 (7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.

 (8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 1999, filed with the Securities and Exchange Commission on November 8, 1999.

 (9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Securities and Exchange Commission on August 4, 2000.

  +  Portions of this Exhibit have been granted Confidential Treatment.

     3(b).REPORTS ON FORM 8-K:
          Current Report on Form 8-K filed with the Securities and Exchange Commission January 2, 2001; Item 5- Other Events. Filing of the Amended and Restated Bylaws as adopted by the Board of Directors on December 12, 2000.

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

                                                                  March 21, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE AND TITLE                            DATE
                 -------------------                            ----

/s/ DONALD GREEN                                           March 21, 2001
-----------------------------------------------------
Donald Green
Chairman of the Board

/s/ HERBERT M. DWIGHT, JR.                                 March 21, 2001
-----------------------------------------------------
Herbert M. Dwight, Jr.
Director

/s/ RUANN F. ERNST                                         March 21, 2001
-----------------------------------------------------
Ruann F. Ernst
Director

/s/ CLIFFORD H. HIGGERSON                                  March 21, 2001
-----------------------------------------------------
Clifford H. Higgerson
Director

/s/ DAN RASDAL                                             March 21, 2001
-----------------------------------------------------
Dan Rasdal
Director

/s/ JOHN A. SCHOFIELD                                      March 21, 2001
-----------------------------------------------------
John A. Schofield
Director

/s/ ALEX SOZONOFF                                          March 21, 2001
-----------------------------------------------------
Alex Sozonoff
Director

/s/ KEITH E. PRATT                                         March 21, 2001
-----------------------------------------------------
Keith E. Pratt
Senior Vice President, Chief Financial Officer,
and Assistant Secretary
(Duly Authorized Signatory and
Principal Financial Officer)

/s/ R. LEON BLACKBURN                                      March 21, 2001
-----------------------------------------------------
R. Leon Blackburn
Vice President, Corporate Controller
(Duly Authorized Signatory and
Principal Accounting Officer)

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                              -------------------
                                                   BALANCE    CHARGED                            BALANCE
                                                     AT       TO COSTS   CHARGED    DEDUCTIONS     AT
                                                  BEGINNING     AND      TO OTHER      FROM      END OF
           ALLOWANCE FOR RECEIVABLES              OF PERIOD   EXPENSES   ACCOUNTS   ALLOWANCE    PERIOD
           -------------------------              ---------   --------   --------   ----------   -------
Year ending December 31, 1998...................   $ 2,729    $ 3,658    $    --     $(1,061)    $ 5,326
Year ending December 31, 1999...................     5,326     (1,586)        --        (304)      3,436
Year ending December 31, 2000...................     3,436      1,847         --        (534)      4,749

                                                                   ADDITIONS
                                                              -------------------
                                                   BALANCE    CHARGED                            BALANCE
                                                     AT       TO COSTS   CHARGED    DEDUCTIONS     AT
                                                  BEGINNING     AND      TO OTHER      FROM      END OF
            RESERVE FOR INVENTORIES               OF PERIOD   EXPENSES   ACCOUNTS   ALLOWANCE    PERIOD
            -----------------------               ---------   --------   --------   ----------   -------
Year ending December 31, 1998...................   $ 1,400    $ 4,949    $    --     $(1,398)    $ 4,951
Year ending December 31, 1999...................     4,951      7,221       (113)     (4,051)      8,008
Year ending December 31, 2000...................     8,008     10,150        635      (2,905)     15,888

                                                                   ADDITIONS
                                                              -------------------
                                                   BALANCE    CHARGED                            BALANCE
                                                     AT       TO COSTS   CHARGED    DEDUCTIONS     AT
                                                  BEGINNING     AND      TO OTHER      FROM      END OF
                WARRANTY RESERVE                  OF PERIOD   EXPENSES   ACCOUNTS   ALLOWANCE    PERIOD
                ----------------                  ---------   --------   --------   ----------   -------
Year ending December 31, 1998...................   $ 4,929    $11,504    $    --     $(9,870)    $ 6,563
Year ending December 31, 1999...................     6,563      8,910         --      (6,575)      8,898
Year ending December 31, 2000...................     8,898     10,100     (1,111)     (6,290)     11,597

                      ADVANCED FIBRE COMMUNICATIONS, INC.

INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K:

    EXHIBIT
    NUMBER                        DOCUMENT DESCRIPTION
    -------                       --------------------
     13.1     Selected Consolidated Financial Data from the 2000 Annual
              Report to Stockholders.
     13.2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations from the 2000 Annual Report to
              Stockholders.
     13.3     Financial Statements and Supplementary Data from the 2000
              Annual Report to Stockholders.
     23.1     Report on Schedule and Consent of KPMG LLP.