Form 10-Q
period 2001-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2001-05-11
CIK 898805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001

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

                                                               Yes  X     No
                                                                   ---


As of May 4, 2001, 81,120,308 shares of common stock were outstanding.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets
               March 31, 2001 and December 31, 2000..........................  2
           Condensed Consolidated Statements of Income
               Three months ended March 31, 2001 and 2000....................  3
           Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 2001 and 2000....................  4
           Notes to Condensed Consolidated Financial Statements..............  5
Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................  8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 18



PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 19
Item 2. Changes in Securities and Use of Proceeds............................ 19
Item 3. Defaults Upon Senior Securities...................................... 19
Item 4. Submission of Matters to a Vote of Security Holders.................. 19
Item 5. Other Information.................................................... 19
Item 6. Exhibits and Reports on Form 8-K..................................... 19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     March 31,       December 31,
                                                                        2001             2000
                                                                    (Unaudited)
                                                                    -------------    -------------
ASSETS
    Current assets:
       Cash and cash equivalents                                      $   28,932       $    8,368
       Marketable securities                                             845,198          866,785
       Accounts receivable                                                67,217          100,098
       Inventories                                                        61,383           59,356
       Other current assets                                               18,384           24,059
                                                                      ----------       ----------
         Total current assets                                          1,021,114        1,058,666

    Property and equipment, net                                           65,900           66,699
    Other assets                                                           9,342           10,809
                                                                      ----------       ----------

         TOTAL ASSETS                                                 $1,096,356       $1,136,174
                                                                      ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                               $   10,335       $   19,920
       Accrued liabilities                                                40,740           49,348
       Deferred tax liabilities                                          235,479          244,675
                                                                      ----------       ----------
         Total current liabilities                                       286,554          313,943

    Long-term liabilities                                                  2,632            2,566

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding                         --               --
       Common stock, $0.01 par value; 200,000,000 shares authorized;
         81,066,364 and 80,729,972 shares issued and outstanding
         in 2001 and 2000, respectively                                      811              807
       Additional paid-in capital                                        271,992          268,003
       Notes receivable from stockholders                                    (56)             (56)
       Accumulated other comprehensive income                              1,335          167,774
       Retained earnings                                                 533,088          383,137
                                                                      ----------       ----------
         Total stockholders' equity                                      807,170          819,665
                                                                      ----------       ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,096,356       $1,136,174
                                                                      ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001            2000
                                                   ---------        --------
Revenues                                            $ 82,211        $ 85,419
Cost of revenues                                      48,648          45,904
                                                    --------        --------
      Gross profit                                    33,563          39,515
                                                    --------        --------
Operating expenses:
   Research and development                           15,966          14,672
   Sales and marketing                                12,831           9,579
   General and administrative                         16,368           7,227
                                                    --------        --------
      Total operating expenses                        45,165          31,478
                                                    --------        --------
Operating income (loss)                              (11,602)         8,037
Non-operating income:
   Unrealized gain on trading securities             250,509              -
   Other income, net                                   2,949         34,950
                                                    --------        --------
      Total other income                             253,458         34,950

Income before income taxes                           241,856         42,987
Income taxes                                          91,905         14,616
                                                    --------        -------
Net income                                          $149,951        $28,371
                                                    ========        =======
Basic net income per share                          $  1.85        $   0.36
                                                    ========        =======
Shares used in basic per share computations          80,963          79,624
                                                    ========        =======
Diluted net income per share                        $  1.80        $   0.33
                                                    ========        =======
Shares used in diluted per share computations        83,101          84,968
                                                    ========        =======

     See accompanying notes to condensed consolidated financial statements.


                       ADVANCED FIBRE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                                 2001            2000
                                                                            -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 149,951       $  28,371
   Adjustments to reconcile net income to net cash provided by operating activities:
      Unrealized gain on trading securities                                     (250,509)              -
      Tax related to SFAS 133 reclass of Cisco investment                        106,776               -
      Deferred income taxes                                                       (9,227)          5,331
      Allowance for uncollectible accounts                                         9,301               -
      Depreciation and amortization                                                4,826           3,025
      Other non-cash adjustments to operating income                               1,140              41
      Tax benefit from option exercises                                              547           9,390
      Changes in operating assets and liabilities:
         Accounts receivable                                                      23,580          (2,230)
         Inventories                                                              (2,027)         (6,293)
         Other current assets                                                      5,675            (157)
         Long-term assets                                                          1,407          (1,996)
         Accounts payable                                                         (9,585)          2,325
         Accrued and other liabilities                                            (8,542)          1,902
                                                                               ---------       ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                              23,313          39,709
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                           (176,579)       (144,305)
   Maturities of marketable securities                                            62,694          76,189
   Sales of marketable securities                                                112,795          27,130
   Purchases of property and equipment, net of disposals                          (5,105)         (5,289)
                                                                               ---------       ---------
           NET CASH USED IN INVESTING ACTIVITIES                                  (6,195)        (46,275)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from other stock issuances and exercise of common stock options        3,446           6,010
                                                                               ---------       ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,446           6,010
                                                                               ---------       ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  20,564            (556)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     8,368          31,372
                                                                               ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  28,932       $  30,816
                                                                               =========       =========

     See accompanying notes to condensed consolidated financial statements.

                       ADVANCED FIBRE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

We generally operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

All historical financial information has been restated to reflect the acquisition of GVN in the second quarter of fiscal 2000, which was accounted for as a pooling of interests.

NOTE 2 IMPLEMENTATION OF ACCOUNTING PRONOUNCEMENT

On January 1, 2001 we implemented Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. There was no transition adjustment upon implementation. Prior to our implementation of SFAS 133, we classified our Cisco investment as available-for-sale, and recorded unrealized gains and losses on the investment, the costless collar hedging agreement related to the investment, and the associated tax, in accumulated other comprehensive income on the balance sheet. Upon adoption of SFAS 133, we reclassified these securities as trading securities, and recognized the accumulated gain on the share value and the hedge value in non-operating income. The related tax effects are recorded as a component of income tax expense.

The ongoing effects of SFAS 133 on the financial statements will depend on future market conditions. Changes in the value of our hedged investment and the costless collar are, and will continue to be, reported in current period earnings.

NOTE 3 ALLOWANCE FOR DOUBTFUL ACCOUNTS

Our estimate of allowance for doubtful accounts is based on management's assessment of collectibility. The following table presents the components of accounts receivable, net (in thousands):

                                                 March 31,     December 31,
                                                   2001            2000
                                                -----------    ------------
            Accounts receivable                  $  78,442       $ 102,046
            Allowance for doubtful accounts        (11,225)         (1,948)
                                                 ---------       ---------
               Accounts receivable, net          $  67,217       $ 100,098
                                                 =========       =========

NOTE 4 INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

                                       March 31,      December 31,
                                         2001             2000
                                       ---------      ------------
            Raw materials               $25,015          $23,741
            Work-in-progress              1,347            1,746
            Finished goods               35,021           33,869
                                        -------          -------
               Inventories              $61,383          $59,356
                                        =======          =======

NOTE 5 COMPREHENSIVE INCOME

Accumulated other comprehensive income in the stockholders' equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. In 2001, we reclassified our investment in Cisco Systems, Inc. common stock from available-for-sale to trading concurrent with our implementation of SFAS 133. As a result, the unrealized gain on our Cisco investment, net of the gain on the associated costless collar hedge arrangement, was reclassified from accumulated other comprehensive income to non-operating income in the statement of income. Accumulated other comprehensive income was also reduced by the tax associated with the Cisco investment gain. The following table presents the components of comprehensive income (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                    2001           2000
                                                  ----------    ---------

      Net income                                   $149,951      $ 28,371
      Foreign currency translation                       (1)          (13)
      Change in unrealized gain (loss) on
        available-for-sale investments,
        net of tax                                     (988)      100,343
                                                   --------      --------
      Comprehensive income                         $148,962      $128,701
                                                   ========      ========

NOTE 6  COMMITMENTS AND CONTINGENCIES

Securities Litigation. AFC and various of our current and former officers and directors are the defendants to a lawsuit that is a consolidation of class action lawsuits filed in the United States District Court for the Northern District of California on various dates from July 2, 1998 through and including August 17, 1998 on behalf of certain of our stockholders. The proceedings in this suit have been coordinated by the court with two individual actions filed by the State Board of Administration of Florida, and by John Earnest. The allegations underlying the law suits are that the defendants violated certain federal securities laws by allegedly making misleading statements and omissions during the period March 25, 1997 through and including June 30, 1998. The plaintiffs seek an unspecified amount of damages.

Defendants filed motions to have the consolidated complaint for the class action suit and the complaints for the two individual actions dismissed. The court granted the defendants' motions, but with leave for the plaintiffs to amend their complaints. Plaintiffs then filed amended complaints, after which the defendants filed motions to dismiss the amended complaints. The court then ordered a stay on the motion practice in the two individual cases filed by the State Board of Administration of Florida, and one action by John Earnest pending the resolution of the defendants' motion to dismiss the class action complaints. On February 15, 2001, the court granted the motion to dismiss the class action amended complaints, but again with leave for the plaintiffs to amend their complaints. Plaintiff subsequently filed an amended complaint, and a motion to dismiss that complaint is now pending. Limited discovery has occurred, and only limited discovery is expected to occur pending the final outcome of the motions to dismiss.

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

NOTE 7 NON-OPERATING INCOME

Included in non-operating income is a $250.5 million unrealized gain recognized on trading investments. This amount includes $274.2 million related to our hedged investment in Cisco common stock that was reclassed from accumulated other comprehensive income upon our implementation of SFAS 133 in January 2001.

NOTE 8 NET INCOME PER SHARE

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three month periods ended March 31, 2001 and 2000 is (in thousands, except per share data):

                                                    Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                     2001         2000
                                                   ---------    ---------
   Net income                                       $149,951     $28,371
                                                    ========     =======
   Shares used in basic per share calculations,
     actual weighted average common shares
     outstanding for the period                      80,963       79,624

   Weighted average number of shares
     upon exercise of dilutive options and
     warrants                                         2,138        5,344
                                                    -------      -------
   Shares used in diluted per share
     calculations                                    83,101       84,968
                                                    -------      -------
   Basic net income per share                       $  1.85      $  0.36
                                                    =======      =======
   Diluted net income per share                     $  1.80      $  0.33
                                                    =======      =======

Options to purchase 5,566,175 shares of common stock which were outstanding at March 31, 2001, were excluded from the computation of diluted net income per share because the exercise prices for the options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis contains "forward-looking statements." In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading "Risk Factors That Might Affect Future Operating Results and Financial Condition" beginning on page 12 in this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2 through 7 of this Form 10-Q.

OVERVIEW

We design, manufacture, and provide a family of products and services that offer broadband access solutions for the portion of the telecommunications network between the service provider's central office and its customers. Our product line serves the market for traditional voice and data services over digital loop carriers and, we believe, positions us to provide broadband access solutions as deployment and demand grows, and economic conditions improve. We sell our products primarily to telecommunications companies who install our equipment as part of their access networks. Our customers are national local exchange carriers, competitive local exchange carriers, independent operating companies, incumbent local exchange carriers, and international carriers. Our product portfolio is the OmniMAX(TM) product family. Our customers normally install a portion of the OmniMAX system in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. The majority of our sales have been made to companies in the U.S., and accordingly, we believe that over time the effect of seasonality will cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Our gross profits are affected by a number of factors including product mix, volume discounts, obsolete inventory, and volume of third-party distributor sales. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may be driven by the size of annual sales to the customer. In a rapidly changing industry, introduction of new products embodying new technologies may cause existing inventory to become obsolete, requiring such obsolete inventory to be expensed. Also, in the past, our gross profit margins have been lower for products sold through some of our third-party and indirect distribution channels.

Research and development expenses are impacted by the number and complexity of new products developed, and by product enhancements. We control our research and development costs, in part, through an internal project viability review process.

Sales and marketing costs are impacted by our efforts to increase market share and expand our sales support network. We incur costs associated with sales and marketing activities to educate existing and potential customers about our products and their capabilities. We operate in a very competitive industry and compete against much larger companies than ourselves.

The business environment in which we operate is affected by general economic conditions as well as conditions in the telecommunications industry. The current economic slowdown, particularly in the telecommunications industry, has led companies in our sector, including some of our customers, to cut back on their capital spending. During the first quarter of 2001, we experienced lower than expected shipments.

We did not recognize revenues of approximately $11.9 million on shipments made to Winstar Communications, Inc.(Winstar) and a value-added reseller (VAR) during the quarter, due to the likelihood of non-collectibility, and we increased allowance for doubtful accounts by approximately $9.3 million for the VAR. In addition, we increased inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc.(Tellabs), because we do not anticipate significant business with these customers for the remainder of this year. These one-time adjustments to revenues and the valuation accounts contributed to an operating loss of $11.6 million.

Shipments to our customers in the national local exchange carrier market, to independent operating companies, and to international customers remained stable during the quarter.

As a result of the current economic slowdown and its effect on the telecommunications sector and on our business, we expect second quarter revenues to decrease compared to first quarter 2001 and second quarter 2000, putting downward pressure on gross profit margins and net income. We recognize the need to balance our cost structure and operations within the current environment and identify opportunities for general operating cost reductions.

RESULTS OF OPERATIONS

REVENUES. In the quarter ended March 31, 2001, our revenues were $82.2 million, a decrease of 3.8% from $85.4 million in the comparable period in 2000.

The decrease in revenues was primarily due to lower domestic revenues which were $70.5 million in the first quarter of 2001, compared with $76.4 million in the same period of 2000. We did not recognize approximately $10.0 million in revenues for products and services provided to Winstar during the quarter ended March 31, 2001, as a result of Winstar's deteriorated financial condition and their subsequent filing for protection under bankruptcy laws. By comparison, in the first quarter of 2000 and for the full year, sales to Winstar represented 24.8% and 15.8% of total revenues, respectively, making Winstar our largest customer in terms of revenues for 2000. In addition, based on our assessment of non-collectibility, we did not recognize approximately $1.9 million in revenues for products shipped to the VAR during the first quarter of 2001. The loss of revenues from Winstar and the VAR was partially offset by an increase in revenues from North Supply Company, a subsidiary of Sprint (Sprint), and to other customers in the national local exchange carrier market. In the quarters ended March 31, 2001 and 2000, Sprint accounted for 21.6% and 11.3% of total revenues, respectively. No other customers accounted for 10% or more of revenues in either of these periods.

International revenues in the first quarter of 2001 totaled $11.7 million, compared with $9.0 million for the first quarter of 2000. The increase was primarily due to higher sales to a customer in Panama and to a mix of customers in Europe and the Middle East. International revenues for the first quarter of 2001 and 2000 represented 14.2% and 10.5% of consolidated revenues, respectively.

Recent customer order patterns indicate a slowdown in capital equipment spending. We do not anticipate that sales to either Winstar or Tellabs, both among our top ten customers in 2000 based on revenues, will result in material revenues for the balance of 2001. We believe the slowing economy is causing many of our other customers to defer and, in some cases, cancel orders. As a result of current economic pressures, and the uncertainty surrounding market conditions for the remainder of the year, our revised business plan assumes revenues will decrease in the second quarter of 2001, and may be lower for the year 2001, as compared with 2000. Our results of operations depend to a significant extent upon sales to a small number of customers due to our strategy of focusing on securing large accounts, and there can be no assurance with regard to the volume of ongoing sales to these customers.

GROSS PROFIT. In the first quarter of 2001, gross profit as a percentage of revenues decreased to 40.8% from 46.3% in the same period of 2000.

The decrease in gross profit margin was primarily caused by the recognition of cost of sales for shipments to Winstar and the VAR for which approximately $11.9 million in revenues were not recorded, and to an increase of approximately $2.2 million in reserves for specific inventories deemed to be unsaleable as a result of Winstar's financial distress and our expectation that we will not have significant sales to Tellabs, for the remainder of the year.

In the future, gross profit margin may fluctuate due to a wide variety of factors, including: our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, the mix between U.S. and international sales, the customer mix, the product feature mix, the timing and size of orders which are received and can be shipped in a quarter, the availability of adequate supplies of key components and assemblies, component pricing changes due to vendor allocation, engineering and manufacturing efficiencies, the extent of global sourcing of our products, price competition, unit volume, royalty revenues, excess or obsolete inventory, and changes in warranty coverage. We expect gross profit margin for the second quarter of 2001 to be in the 45-47% range.

RESEARCH AND DEVELOPMENT. In the first quarter of 2001, research and development expenses increased to $16.0 million, compared with $14.7 million for the same period in 2000, and represented 19.5% and 17.2% of revenues, respectively.

The increase in research and development expenses was primarily due to higher compensation and benefits expenses resulting from the addition of new personnel. We also incurred higher facilities costs and greater expenses for materials used in new product development, and for depreciation on test equipment used to develop and test new products and features. These increases were somewhat offset by a decrease in outside services, and the capitalization of software development costs for testing and product development. We believe that rapidly evolving technology and competition in our industry necessitate the continued commitment of resources to our product development in order to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase of research and development expenses through expense controls.

SALES AND MARKETING. In the first quarter of 2001, sales and marketing expenses increased to $12.8 million, compared with $9.6 million for the same period in 2000, and represented 15.6% and 11.2% of revenues, respectively.

The increase in sales and marketing expenses was primarily due to an increase in compensation, benefits, and facilities costs related to a significant increase in our sales and marketing workforce. Other factors contributing to higher sales and marketing expenses were increased distributor commissions resulting from higher international revenues, and increased costs for outside services and depreciation expense. We plan to continue to allocate resources to our sales and marketing functions to remain competitive in the industry, but we recognize the need to balance these costs with expense controls.

GENERAL AND ADMINISTRATIVE. In the first quarter of 2001, general and administrative expenses increased to $16.4 million, compared with $7.2 million for the same period in 2000, and represented 20.0% and 8.4% of revenues, respectively.

The increase in general and administrative expenses was primarily due to a $9.3 million increase in provision for doubtful accounts in the first quarter of 2001 relating to receivables from one VAR. Compensation and benefits expenses and depreciation expenses also increased due to growth in headcount and capital expenditures to expand our business. These increases were partially offset by decreases in litigation expenses and donations. In the first quarter of 2000, we incurred litigation expenses associated with the lawsuit against Marconi Communications Inc., which was settled in February 2000, and we made corporate donations to educational institutions. We plan to continue to allocate resources to our general and administrative functions while carefully maintaining control of expenses over the remainder of the year.

NON-OPERATING INCOME. In the first quarter of 2001, non-operating income increased to $253.5 million from $34.9 million in the first quarter of 2000. Our adoption of SFAS 133 in January 2001 resulted in the reclassification and recognition of gains on our Cisco investment and the related collar from accumulated other comprehensive income to non-operating income. $250.5 million of the non-operating income for the first quarter of 2001 resulted from our implementation of SFAS 133.

INCOME TAXES. Our effective tax rate was 38% for the first quarter of 2001, and is expected to be approximately 26% for the remaining quarters of 2001. By comparison, our effective tax rate for the first quarter and entire year of 2000 was 34%. The higher rate in the first quarter of 2001, as compared with 2000, was due to the effect of our recognition of investment gain related to our implementation of SFAS 133. The lower rate expected for the remaining quarters of 2001, as compared with 2000, is due to the impact of lower anticipated income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, cash and cash equivalents were $28.9 million, compared with $8.4 million at December 31, 2000. Marketable securities totaled $845.2 million at March 31, 2001, compared with $866.8 million as of December 31, 2000. The $21.6 million decrease was primarily a result of a $23.7 million unrealized loss, before taxes, for the change in value of approximately 10.6 million Cisco shares we hold, net of the costless collar hedge. For additional information with respect to the potential impact of adverse market price volatility on our Cisco shares, refer to Part 1, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" on page 18 of this Quarterly Report on Form 10-Q.

Operating activities for the three months ended March 31, 2001 generated net cash of $23.3 million. This was primarily the result of net income of $150.0 million, adjusted for non-cash activities including: the unrealized gain resulting from SFAS 133 implementation and related tax expense, the increase in allowance for doubtful accounts related to uncollectible receivables from a VAR, and decreases in accruals. Net cash of $6.2 million was used in investing activities during the three months ended March 31, 2001, primarily for plant and equipment purchases.

Working capital decreased slightly during the first quarter from $744.7 million to $734.6 million partly due to a decrease in net accounts receivable. Days sales outstanding (DSO) were 74 days at the end of the first quarter of 2001, as compared with 78 days at December 31, 2000. The primary reason for the decrease in DSOs was the significant increase in allowance for doubtful accounts.

Inventories at the end of the first quarter, net of inventory reserves, increased 3.4% to $61.4 million from $59.4 million at December 31, 2000. Average inventory turnover (turns) as of March 31, 2001 was 3.2 times per year compared with 3.7 times at year end. The decrease in inventory turns was due in part to seasonality. Our customers typically install a portion of the OmniMAX systems in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. The majority of our sales have been in the United States, and therefore, sales in the first quarter of the year are typically lower than sales in the preceding quarter. Turns were also affected by additional reserves made for certain customers' inventories.

We have a $25.0 million unsecured bank line with two banks, which expires in July 2001. The bank line is subject to interest at a rate of LIBOR plus 1.50%. Under the bank line, the banks may issue letters of credit up to $10.0 million on our behalf. As of March 31, 2001, $2.1 million in letters of credit were outstanding, of which $1.0 million was issued as a five-year deposit on one of our leased facilities. The bank line requires us to comply with certain financial covenants. As a result of our operating loss for the three months ended March 31, 2001, we were in default on one of the financial covenants. We subsequently received a waiver of default from both banks and, therefore, we are currently in compliance with the financial covenants. As of March 31, 2001, no borrowings were outstanding under the bank line.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of March 31, 2001, there were approximately $3.7 million in foreign exchange contracts outstanding.

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

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

A number of factors could cause our operating results to fluctuate significantly and cause volatility in our stock price.

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

Expenditures for research and development, sales and marketing, and general and administrative functions are based, in part, on future growth projections which are relatively fixed for the near-term. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. Also, we have expanded our manufacturing capacity and may further expand it in the future. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption, which could result in, among other things, higher operating expenses and lower net income.

Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of public market analysts and investors, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and a diversion of management's attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 6 - "Commitments and Contingencies" on page 6 of this Quarterly Report on Form 10-Q.

We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

The telecommunications equipment market is undergoing rapid competitive and economic changes, the full scope and nature of which are difficult to predict. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This would require that we reduce the prices of our products or risk losing market share. In addition, if a customer of ours is acquired by a company that is one of our competitors' customers, we may lose our customer's business. Moreover, we believe that technological and regulatory change will continue to attract new entrants to the market in which we compete.

Our principal competitors include: Accelerated Networks, Inc., ADC Telecommunications, Inc., Carrier Access Corporation, Compagnie Financiere Alcatel, Fujitsu Ltd., Lucent Technologies Inc., Marconi Communications Inc., Next Level Communications, Inc., Nortel Networks, Siemens AG, and Telefon AB L.M. Ericsson. Some of these competitors have more extensive financial, marketing, and technical resources than we do or enjoy superior name recognition in the market, or both.

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

Continued growth in the broadband access communications market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, and the continued funding of emerging local service carriers by the large communications equipment providers. High debt levels and the compounding effect of the current economic contraction may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could have a material adverse effect on our business growth, net income, and cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

For the quarter ended March 31, 2001, sales to Sprint accounted for approximately 21.6% of our total revenues. For the quarter ended March 31, 2000, sales to Winstar and Sprint accounted for approximately 24.8% and 11.3% of our total revenues, respectively. No other single customer accounted for 10% or more of total revenues in either of these periods. Our five largest customers accounted for 41.6% and 59.2% of total revenues in three months ended March 31, 2001 and 2000, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that significant existing customers will continue to purchase products at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, and increase our dependency on our remaining significant customers.

Our revenues depend on the capital spending programs of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include national local exchange carriers, competitive local exchange carriers (CLEC), independent operating companies, and incumbent local exchange carriers. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our future success depends upon the capital spending patterns of our customers. It also depends on the continued demand by our customers for our products and services, and on demand from end users for advanced telecommunications services. Recent problems of CLECs in particular, including their difficulties in raising capital to build out their networks which has contributed to a slowdown in their capital spending, and the scale and complexity of providing digital subscriber line service could continue to cause a slowdown in sales, or slower payments or defaults on account. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. For example, the recent financial distress of a significant CLEC and a VAR resulted in non-recognition of approximately $11.9 million of revenues in the first quarter of 2001, an increase in reserves for specific inventories deemed to be unsaleable to the CLEC, and an increase in allowance for doubtful accounts of approximately $9.3 million with respect to the VAR. Similarly, we increased reserves for specific inventories for another customer to which we had previously anticipated making sales, but currently do not anticipate significant business for the remainder of this year.

We may be unable to sell customer-specific inventory which could result in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers' requirements change, or we experience delays or cancellation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. In such instances, we must reserve for the portion of unrealizable inventory, thereby negatively impacting our gross profit margins and net income.

We must attract, retain, and motivate key technical and management personnel in a competitive market in order to sustain or grow our business.

Our success depends to a significant extent upon key technical and management employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. This competition is particularly intense in Northern California, where there is a concentration of established and emerging technology companies. In general, we do not have employment agreements with, or key person life insurance for, our employees. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Otherwise, our results of operations could be significantly adversely affected.

Recent and future acquisitions may compromise our operations and financial results.

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Future acquisitions, if any, will involve numerous risks, including disruption to our business, exposure to unknown liabilities of acquired companies, and other potential difficulties associated with assimilation of the acquired company. We cannot make assurances that acquisitions we may undertake will not result in significant costs or business disruptions, or that we will be able to successfully integrate other businesses, products, technologies, or personnel that we may acquire. Our failure to do so could seriously harm our business, financial condition, and results of operations.

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

We have maintained compliance with ISO 9001 since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. In 2000, we received our TL9000 certification for hardware, software and services. TL9000 certification is a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will maintain these certifications. The failure to maintain any such certification or to maintain interoperability with other companies may negatively affect our ability to compete with other telecommunications equipment vendors and may preclude selling certain of our products in certain markets.

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

International sales constituted 14.2% of our total revenues in the quarter ended March 31, 2001 and 10.5% in the quarter ended March 31, 2000. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

We are working to enter new international markets which demand significant management attention and financial commitment. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. We rely on a number of third-party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins have been lower for products sold through some of our third-party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third-party and indirect distribution channels may reduce our overall gross profit margins and net income.

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

We must comply with various country-specific regulations and standards to compete in certain markets. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets, which could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income.

We may be unable to secure necessary components and support because we depend upon a limited number of third-party manufacturers and support organizations, and in some cases we rely upon sole source suppliers.

Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Particularly in recent times with the worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. For example, in the second half of 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components significantly limit our ability to meet scheduled product deliveries to our customers, which would seriously harm our business and results of operations.

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

Our products contain a significant amount of complex hardware and firmware that may contain undetected errors that may become apparent as product features are introduced, or as new versions are released. It is possible that, despite significant testing, hardware or firmware errors will be found in our products after commencement of shipments resulting in delays or cancelation of customer orders, payment of contract penalties to customers, warranty costs or the loss of market acceptance and revenues.

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

Failure or inability to protect our intellectual property will adversely affect our ability to compete, which could result in decreased revenues.

We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although five patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We held approximately 10.6 million shares of Cisco common stock as of March 31, 2001, the value of which was hedged in February 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the hedge agreement arising from a hypothetical 20% increase or decrease in the stock's price of $15.81 per share, the closing price at March 30, 2001, the last business day of our first fiscal quarter (in thousands):

                       Valuation -20%        No change        Valuation +20%
                       --------------        ---------        --------------
Cisco shares              $133,576           $166,971           $200,365
Cisco collar               499,538            468,297            438,009
                          --------           --------           --------
  Net value               $633,114           $635,268           $638,374
                          ========           ========           ========

We have foreign currency sales to one international customer. We hedge foreign currency risk on these sales with forward contracts that generally expire within 60 days. These forward contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Part I - "Note 6 Commitments and Contingencies" beginning on page 6 of this Quarterly Report on Form 10-Q.

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

                                     ADVANCED FIBRE COMMUNICATIONS, INC.



Date: May 11, 2001                       By: /s/ Keith E. Pratt
                                             ----------------------
                                         Name:  Keith E. Pratt
                                         Title: Senior Vice President,
                                                Chief Financial Officer,
                                                and Assistant Secretary
                                                (Duly Authorized Signatory and
                                                Principal Financial Officer)