Form 10-Q
period 2001-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2001-08-10
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 68-0277743

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

Yes [X]   No [   ]

As of August 6, 2001, 81,672,821 shares of common stock were outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

June 30, 2001 and December 31, 2000	2

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2001 and 2000	3

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2001 and 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000
	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$39,651	$8,368

Marketable securities	854,654	866,785

Accounts receivable	64,640	100,098

Inventories	55,648	59,356

Other current assets	21,010	24,059

Total current assets	1,035,603	1,058,666

Property and equipment, net	64,697	66,699

Other assets	9,272	10,809

Total assets	$1,109,572	$1,136,174

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$8,071	$19,920

Accrued liabilities	46,846	49,348

Deferred tax liabilities	234,888	244,675

Total current liabilities	289,805	313,943

Long-term liabilities	2,692	2,566

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value; 200,000,000 shares authorized; 81,221,557 and 80,729,972 shares issued and outstanding in 2001 and 2000, respectively	812	807

Additional paid-in capital	274,075	268,003

Notes receivable from stockholders	(56)	(56)

Accumulated other comprehensive income	1,292	167,774

Retained earnings	540,952	383,137

Total stockholders’ equity	817,075	819,665

Total liabilities and stockholders’ equity	$1,109,572	$1,136,174

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$78,609	$101,232	$160,820	$186,651

Cost of revenues	43,977	54,005	92,625	99,909

Gross profit	34,632	47,227	68,195	86,742

Operating expenses:

Research and development	14,797	14,444	30,763	29,116

Sales and Marketing	12,238	12,298	25,069	21,877

General and Administrative	6,499	8,408	22,867	15,635

Total operating expenses	33,534	35,150	78,699	66,628

Operating income (loss)	1,098	12,077	(10,504)	20,114

Other income:

Unrealized gain on trading securities	8,180	—	258,689	—

Other income	2,676	2,034	5,625	36,984

Total other income	10,856	2,034	264,314	36,984

Income before income taxes	11,954	14,111	253,810	57,098

Income taxes	4,090	4,798	95,995	19,414

Net income	$7,864	$9,313	$157,815	$37,684

Basic net income per share	$0.10	$0.12	$1.94	$0.47

Shares used in basic per share computations	81,176	80,043	81,222	79,833

Diluted net income per share	$0.09	$0.11	$1.89	$0.44

Shares used in diluted per share computations	83,277	85,043	83,371	84,945

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$157,815	$37,684

Adjustments to reconcile net income to net cash provided by operating activities:

Unrealized gain on trading securities	(258,689)	—

Tax related to SFAS 133 reclass of Cisco investment	106,776	—

Deferred income taxes	(9,787)	5,794

Depreciation and amortization	9,631	6,130

Allowance for doubtful accounts	9,601	150

Tax benefit from option exercises	1,248	11,968

Other non-cash adjustments to operating income	1,032	127

Changes in operating assets and liabilities:

Accounts receivable	25,857	(7,284)

Inventories	3,708	(9,059)

Other current assets	3,049	(3,895)

Long-term assets	1,455	(651)

Accounts payable	(11,849)	224

Accrued and other liabilities	(2,379)	2,396

Net cash provided by operating activities	37,468	43,584

Cash flows from investing activities:

Purchases of marketable securities	(290,306)	(186,378)

Sales of marketable securities	162,353	43,768

Maturities of marketable securities	125,534	89,772

Purchases of property and equipment, net of disposals	(8,595)	(10,226)

Net cash used in investing activities	(11,014)	(63,064)

Cash flows from financing activities:

Proceeds from other stock issuances and exercise of common stock options	4,829	2,082

Net cash provided by financing activities	4,829	2,082

Effect of adjustment to conform fiscal year ends in pooling transaction	—	4,758

Increase (decrease) in cash and cash equivalents	31,283	(12,640)

Cash and cash equivalents, beginning of period	8,368	31,372

Cash and cash equivalents, end of period	$39,651	$18,732

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

We generally operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

All historical financial information has been restated to reflect the acquisition of GVN Technologies, Inc. in the second quarter of 2000, which was accounted for as a pooling of interests.

Note 2   Recent Accounting Pronouncements

On January 1, 2001 we implemented Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. There was no transition adjustment upon implementation. Prior to our implementation of SFAS 133, we classified our Cisco Systems, Inc. (Cisco) investment as available-for-sale, and recorded unrealized gains and losses on the investment, the costless collar hedge agreement related to the investment, and the associated tax, in accumulated other comprehensive income on the balance sheet. Upon adoption of SFAS 133, we reclassified these securities as trading securities, and recognized the accumulated gain on the share value and the hedge value in non-operating income. The related tax effects are recorded as a component of income tax expense.

The ongoing effects of SFAS 133 on the financial statements will depend on future market conditions. Changes in the value of our investment and the costless collar are, and will continue to be, reported in current period earnings.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. SFAS 142 becomes effective for our fiscal year beginning January 2002. We do not expect the implementation of these statements to have a material impact on our results of operations or financial position.

Note 3   Allowance for Doubtful Accounts

Our estimate of allowance for doubtful accounts is based on management’s assessment of collectibility. The following table presents the components of accounts receivable, net (in thousands):

	June 30,	December 31,
	2001	2000

Accounts receivable	$76,124	$102,046

Allowance for doubtful accounts	(11,484)	(1,948)

Accounts receivable, net	$64,640	$100,098

Note 4   Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$24,132	$23,741

Work-in-progress	1,207	1,746

Finished goods	30,309	33,869

Inventories	$55,648	$59,356

Note 5   Subsequent Event

We allowed our $25.0 million unsecured bank line to expire in July 2001. As of June 30, 2001 approximately $2.0 million in letters of credit were outstanding, including $1.0 million issued as a five-year deposit on one of our leased facilities. We were in compliance with the bank line’s financial covenants at June 30, 2001 and through expiration at July 26, 2001. We allowed the bank line to expire as we have the ability to borrow up to $10.0 million in uncommitted lines of credit from various banks. We currently have approximately $2.0 million in uncommitted letters of credit issued and outstanding. These uncommitted lines of credit contain no financial covenants, and the banks are not committed to making these funds available in the future.

Note 6   Comprehensive Income

Accumulated other comprehensive income (AOCI) in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. In 2001, we reclassified our investment in Cisco common stock from available-for-sale to trading concurrent with our implementation of SFAS 133. As a result, the unrealized gain on our Cisco investment, net of the gain on the associated costless collar hedge arrangement, was reclassified in January 2001 from AOCI to non-operating income in the statement of income. AOCI was also adjusted by the tax associated with the Cisco investment gain. The net adjustment to AOCI related to the implementation of SFAS 133 was $167.4 million. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$7,864	$9,313	$157,815	$37,684

Foreign currency translations	(14)	3	(14)	(10)

Change in unrealized gain on available-for-sale investments, net of tax	(30)	(22,960)	958	77,383

Comprehensive income	$7,820	$(13,644)	$158,759	$115,057

Note 7   Commitments and Contingencies

Securities Litigation. Various putative class action lawsuits were filed in the United States District Court for the Northern District of California against AFC and certain of our current and former officers and directors between July 2, 1998 and August 17, 1998. On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint (CAC) was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints allege various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and seek an unspecified amount of damages.

Defendants filed motions to dismiss the CAC and the two individual complaints. On March 24, 2000, the court granted defendants’ motions to dismiss with leave to amend. On June 2, 2000, plaintiffs in the consolidated class action served their Second Amended Class Action Complaint (SAC). On June 30, 2000, defendants moved to dismiss the SAC. By stipulated order, the filing of motions was stayed in the two individual cases filed by the Earnest and State Board of Administration of Florida plaintiffs pending resolution of the defendants’ motion to dismiss. On February 15, 2001, the court granted the motion to dismiss the SAC with leave to amend. On March 19, 2001, plaintiffs in the consolidated class action served their Third Amended Class Action Complaint (TAC). Defendants moved to dismiss the TAC, and, on May 29, 2001, the court granted in part and denied in part this motion with leave to amend. On July 2, 2001, plaintiffs in the consolidated class action served their Fourth Amended Class Action Complaint (FAC). In addition, on July 12, 2001, the individual plaintiffs served amended complaints. Defendants expect to file a motion to dismiss the FAC as well as the individual amended complaints. Limited discovery has occurred, and only limited discovery is expected to occur pending the final outcome of the motions to dismiss.

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

Statements contained herein that are forward-looking, including statements regarding the potential impact of pending litigation, reflect our current view with respect to future events and involve risks and uncertainties. These risks and uncertainties may cause actual results to be materially different from any future result that may be suggested, expressed or implied by these forward-looking statements. Such risks and uncertainties include, but are not limited to, a change in relevant and applicable law which can affect the outcome of this litigation, newly discovered information which may support some or all of the plaintiffs’ allegations, and the general risks and uncertainties that accompany any litigation.

Note 8   Non-Operating Income

Included in non-operating income for the year to date is a $258.7 million unrealized gain recognized on trading investments. This amount includes $274.2 million related to our hedged investment in Cisco common stock that was reclassed from accumulated other comprehensive income upon our implementation of SFAS 133 in January 2001.

Note 9   Net Income Per Share

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 2001 and 2000 is (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$7,864	$9,313	$157,815	$37,684

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	81,176	80,043	81,222	79,833

Weighted average number of shares upon exercise of dilutive options and warrants	2,101	5,000	2,149	5,112

Shares used in diluted per share calculations	83,277	85,043	83,371	84,945

Basic net income per share	$0.10	$0.12	$1.94	$0.47

Diluted net income per share	$0.09	$0.11	$1.89	$0.44

Options to purchase 5,565,319 and 161,074 shares of common stock which were outstanding during the six month periods ended June 30, 2001 and 2000, respectively, were excluded from the computation of diluted net income per share. Options to purchase 5,608,164 and 273,590 shares of common stock which were outstanding during the quarters ended June 30, 2001 and 2000, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical financial information contained herein, the following discussion and analysis contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 14 in this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2 through 8 of this Form 10-Q and financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We design, manufacture, and provide a family of products and consulting services designed to offer broadband, wideband, and narrowband solutions for the portion of the telecommunications network between the service provider’s central office and end user businesses and homes. Our OmniMAX™ product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry. With the release of our AccessMAX™ System 8 in May 2001, we now offer a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to increase service offerings from legacy time division multiplex services to high-speed next-generation broadband services to emerging applications such as Voice over Packet, Voice over DSL, and Video over ADSL while preserving quality of service. We believe our product family will position us to provide broadband access solutions when deployment and demand grow and economic conditions improve. We sell our products primarily to telecommunications companies who install our equipment as part of their access networks. Our customers generally include national local exchange carriers, independent operating companies, incumbent local exchange carriers, competitive local exchange carriers, and international carriers.

Our customers normally install a portion of the OmniMAX system in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. Historically, we have experienced a weaker demand for our products during the beginning of the year as compared with the shipment levels in the preceding fourth quarter. This fluctuation is a result of customers maximizing their calendar-year capital budgets in the fourth quarter and utilizing the inventory build-up during the following first quarter. As a result of these factors, we believe that over time, revenues for the quarter ended March 31 will be lower than revenues in the preceding quarter ended December 31.

Our results of operations have been adversely affected by the recent downturn in the telecommunications industry and U.S. economy. We believe current economic conditions will continue to cause customers to reduce and defer capital spending in the near future. We also believe the current regulatory environment is causing delays in some of our customers’ investments in broadband services. We attempt to balance our operating expenses with our decreased revenues and results of operations. We are focused on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

In the first half of 2001, we experienced lower than expected shipments. During the first quarter, we did not recognize revenues of approximately $11.9 million on shipments made to Winstar Communications, Inc. (Winstar) and a value-added reseller (VAR) due to the likelihood of non-collectibility. Winstar filed for protection under bankruptcy laws in the second quarter of 2001. We also increased our allowance for doubtful accounts by approximately $9.3 million for the VAR. In addition, we increased inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc. (Tellabs), because we do not anticipate significant business with either of these customers for the remainder of this year.

Results of Operations

Revenues. In the second quarter of 2001, total revenues declined 22.3% to $78.6 million, compared with $101.2 million for the same period in 2000. In the first half of 2001, total revenues declined 13.8% to $160.8 million, compared with $186.6 million for the same period in 2000.

In the second quarter of 2001, sales to U.S. customers declined 26.1% to $66.1 million from $89.4 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 84.1% in 2001 and 88.3% in 2000. In the first half of the year, U.S. sales declined 17.6% to $136.6 million in 2001 from $165.8 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 84.9% in 2001 and 88.8% in 2000. The decline in both periods, in dollars and as a percentage of total revenues, reflects the significant decline in sales to Winstar and Tellabs in the current year.

In the second quarter, sales to international customers increased 5.9% to $12.5 million in 2001 from $11.8 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 15.9% in 2001 and 11.7% in 2000. In the first half of the year, international sales increased 16.2% to $24.2 million in 2001 from $20.8 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 15.1% in 2001 and 11.2% in 2000. The increase in international sales in both periods is mainly a result of increased sales to Latin American customers. The increase in international sales as a percentage of total revenues is largely a result of the decline in U.S. sales volume contribution to 2001 revenues.

Sprint North Supply, a subsidiary of Sprint (Sprint), accounted for 13.7% and 17.7% of total revenues in the second quarter and first half of 2001, respectively. Winstar and Sprint accounted for 23.3% and 13.5%, respectively, in the second quarter of 2000. Winstar and Sprint accounted for 24.0% and 12.5%, respectively, in the first half of 2000. No other customer accounted for 10% or more of total revenues in any of these periods. Our results of operations depend to a significant extent upon sales to a small number of customers due to our strategy of focusing on securing large accounts, and there can be no assurance with regard to the volume of ongoing sales to these customers. In the second quarter of 2001, sales to our top five customers accounted for 41.1% of total revenues, a decline from 56.2% in the same period a year ago. In the first half of this year, our top five customers accounted for 40.1% of total revenues, a decrease from the 57.6% level we experienced in the same period a year ago. The percentage of total revenues attributed to our top five customers was directly impacted in the current year by the decline in sales to Winstar and Tellabs, which were among our top five customers for the last several years.

Recent customer order patterns indicate a slowdown in capital spending. We do not believe that sales to either Winstar or Tellabs, both among our top five customers in 2000 based on revenue, will result in material revenues for the remainder of 2001. Excluding Winstar and Tellabs, if our other customers reduce their spending for the rest of the year, we would expect our total revenues to decline compared with 2000. We believe the slowing economy is causing many of our customers to defer orders and, in some cases, may cause them to cancel orders.

As a result of current economic pressures, and the uncertainty surrounding market conditions for the remainder of the year, our revised business outlook suggests that revenues will be in the range of $80 million to $84 million in the third quarter. We are not providing specific guidance for the fourth quarter or year 2002 at this time. The current business environment continues to be challenging and under these conditions it is difficult to forecast with any certainty.

Gross Profit. In the second quarter of 2001, gross profit as a percentage of total revenues decreased to 44.1% from 46.7% in the same period of 2000. In the first half of 2001, gross profit declined to 42.4% from 46.5% in the same period of 2000.

Sales in the second quarter of 2001 to one of our top five customers had lower gross profit margins due to product mix. Materials purchases were lower in the second quarter of 2001 compared with the same period of 2000, resulting in costs being spread over fewer products. The resulting higher burden rate has decreased our gross profit margin in 2001. The gross profit margin in the second quarter of 2001 improved over the first quarter because we were able to recognize all of the revenue related to the cost of sales recorded in the second quarter. The decline in gross profit margin in the first half of 2001 was primarily caused by the recognition of cost of sales for shipments to Winstar and the VAR for which approximately $11.9 million in revenues were not recorded. Margin was also impacted by an increase of approximately $2.2 million in reserves for specific inventories deemed to be unsaleable as a result of Winstar’s financial distress and our expectation that we will not have significant sales to Tellabs for the remainder of the year. We expect gross profit in the third quarter to be approximately 44% to 46%. We are not providing specific guidance for the fourth quarter or year 2002 at this time.

Our gross profits are affected by a number of factors including, but not limited to, product mix, volume discounts, cost reduction programs, obsolete inventory, and volume of third-party distributor sales. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may be driven by the size of annual sales to the customer. Our ability to successfully implement cost reduction programs affects fixed and variable costs that impact profit margins. In a rapidly changing industry, introduction of new products embodying new technologies may cause existing inventory to become obsolete, requiring such obsolete inventory to be expensed. Also, our gross profit margins have been lower for products sold through some of our third-party and indirect distribution channels.

Research and Development. In the second quarter of 2001, research and development expenses increased 2.8% to $14.8 million, compared with $14.4 million for the same period in 2000. As a percentage of revenues, research and development expenses accounted for 18.8% and 14.4% in 2001 and 2000, respectively.

In the first half of 2001, research and development expenses increased 5.5% to $30.7 million, compared with $29.1 million for the same period in 2000. As a percentage of revenues, it accounted for 19.1% and 15.6% in 2001 and 2000, respectively.

Comparing the quarterly and year-to-date periods, in both cases the increases from 2000 to 2001 in research and development expenses were primarily a result of higher compensation, benefits, and hiring and relocation costs associated with the addition of new personnel. The number of research and development personnel increased 13.1% from June 30, 2000 to June 30, 2001. Printed circuit board development for our newly released AccessMAX System 8 resulted in increases in direct materials costs. Higher depreciation amounts were driven by increased capital purchases to support development and testing of new products and features. These increases reflect our efforts to invest in key product development areas in order to be positioned to take advantage of future market opportunities.

Partially offsetting these increases were decreases in performance-based compensation and the use of outside services. Performance-based compensation was lower as a result of AFC not meeting certain financial targets, primarily because of the general slowdown in our customers’ capital spending and the effect on our results of operations. Various engineering projects involving outside services that were underway during the previous year were completed by the end of 2000, and we decreased our utilization of outside services accordingly.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In the second quarter of 2001, sales and marketing expenses decreased slightly to $12.2 million, compared with $12.3 million for the same period in 2000. In the first half of 2001, sales and marketing expenses increased 14.6% to $25.1 million, compared with $21.9 million for the same period in 2000.

Comparing the quarterly periods, the change from 2000 to 2001 was the net result of a combination of savings and increased spending in various areas. As a result of current economic pressures and our revised business plan, we reduced our participation in trade shows and decreased our advertising. The effect of our customers’ reduced capital spending negatively impacted our results of operations and accordingly, we did not pay performance-based compensation due to our failure to meet certain financial targets. As part of our efforts to balance our organization with our results of operations, we reduced our rate of employee hiring which lowered hiring and relocation costs. We reduced expenditures for outside services by doing such work in-house. Partially offsetting these savings were increases in compensation and benefits arising mainly from a 27.1% increase in the number of sales and marketing personnel from June 30, 2000 to June 30, 2001. We experienced sales growth in certain international countries in which we utilize distributors, causing an increase in distributor commissions. We also incurred higher levels of depreciation as a result of purchasing additional technical equipment used by our customer service department in supporting newly released product.

Comparing the year-to-date periods, the increase in sales and marketing expenses from 2000 to 2001 was the net result of increased spending and savings in various areas. Our compensation and benefits costs rose primarily as a result of our employee headcount increase. Distributor commissions rose due to increased international sales and we recorded higher depreciation costs related to increased capital purchases. Cost containment efforts in the current year reflect our efforts to align our organization with current results of operations. We reduced expenditures for advertising, trade shows, hiring and relocation, and performance-based compensation.

We plan to maintain sales and marketing expenses at current levels until we see a stronger recovery in our operating profitability.

General and Administrative. In the second quarter of 2001, general and administrative expenses decreased 22.7% to $6.5 million, compared with $8.4 million for the same period in 2000. In the first half of 2001, general and administrative expenses increased 46.8% to $22.9 million, compared with $15.6 million for the same period in 2000.

Comparing the quarterly periods, the decrease from 2000 to 2001 was mainly the result of three factors. We made significant donations to education and housing programs in the previous year, and although we have continued to make donations to various causes, we adjusted our expenditure levels to reflect our overall reduction in operating expenses. Primarily as a result of a general slowdown in our customers’ capital spending patterns and the effect on our results of operations, we did not meet our internal financial targets and did not pay associated performance-based compensation. We incurred significant legal fees associated with our acquisition of GVN in the previous year, however we did not have any significant events requiring legal services in the same period of the current year. Partially offsetting these savings was an increase in depreciation amounts arising from increased levels of leasehold improvements.

Comparing the year-to-date periods, the increase from 2000 to 2001 was mainly caused by an increase in provision for doubtful accounts in the first quarter of 2001. Compensation and benefits increased, in part because of a 7.4% increase in the number of general and administrative personnel from June 30, 2000 to June 30, 2001. Depreciation increased due to expanded leasehold improvements. Partially offsetting these increases were lower donation levels, lower acquisition-related legal costs, and decreased bonus levels associated with lowered results of operations. We also incurred significant litigation expenses related to the litigation with Marconi Communications Inc. in the previous year, but we have not incurred any material litigation costs in the current year.

We plan to maintain general and administrative expenses at the current level until we see a stronger recovery in our operating profitability.

Non-Operating Income. In the second quarter of 2001, non-operating income increased to $10.9 million from $2.0 million in the same period of 2000. In the first half of 2001, non-operating income increased to $264.3 million from $37.0 million in the first half of 2000. Our adoption of SFAS 133 in 2001 resulted in the recognition of $258.7 million in unrealized gains on our Cisco investment and the related collar in the first half of 2001.

Income Taxes. Our overall effective tax rate was 34% for the second quarter of 2001 and 38% year to date. By comparison, our effective tax rate for the second quarter and entire year of 2000 was 34%. The higher rate in the first half of 2001, as compared with 2000, was due to the effect of our recognition of investment gain related to our implementation of SFAS 133. We expect a 26% rate for the third and fourth quarters, excluding the effect of SFAS 133 implementation and the resultant quarterly gains or losses on trading securities. We expect the tax rate on the SFAS 133 and related trading securities income to be 38%. The overall effective tax rate, including non-operating activity, is expected to be between 26% and 38% depending on the magnitude of unrealized gains/losses on trading securities.

Liquidity and Capital Resources

At June 30, 2001 cash and cash equivalents were $39.7 million, compared with $8.4 million at December 31, 2000. The $31.3 million increase was primarily due to collections on accounts receivable and payment from Marconi related to our settlement in 2000. Marketable securities totaled $854.7 million at June 30, 2001, compared with $866.8 million as of December 31, 2000. The $12.1 million decrease was primarily a result of a $15.5 million unrealized loss, before taxes, for the change in value of approximately 10.6 million Cisco shares we hold, net of the costless collar hedge. For additional information with respect to the potential impact of adverse market price volatility on our Cisco shares, refer to Part 1, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” on page 21 of this Quarterly Report on Form 10-Q.

Operating activities in the first half of 2001 generated net cash of $37.5 million. This was primarily the result of net income of $157.8 million, adjusted for non-cash activities including: the unrealized gain resulting from SFAS 133 implementation and related tax expense, the increase in allowance for doubtful accounts related to uncollectible receivables from a VAR, and decreases in accruals. We also increased our accounts receivable collections, increased our inventory reserves for unsaleable inventories designed in accordance with Winstar’s and Tellabs’ specifications, and paid down our accounts payable. Net cash of $11.0 million was used in investing activities during the first half of 2001, primarily for plant and equipment purchases for research and development and customer service support.

Working capital increased slightly during the first half of the year from $744.7 million to $745.8 million partly due to an increase in cash and cash equivalents. Days sales outstanding (DSO) were 74 days at June 30, 2001 as compared with 75 days at December 31, 2000. The primary reason for the decrease in DSOs was the significant increase in allowance for doubtful accounts.

Inventories, net of inventory reserves, decreased 6.4% to $55.6 million at June 30, 2001 from $59.4 million at December 31, 2000. Average inventory turnover (turns) as of June 30, 2001 was 3.2 times per year compared with 3.7 times at year end. The decrease in inventory turns was due in part to the recent downturn in the telecommunications industry, seasonality, and customers’ budget cycles. Turns were also affected by additional reserves made for certain customers’ inventories.

We allowed our $25.0 million unsecured bank line to expire in July 2001. As of June 30, 2001 approximately $2.0 million in letters of credit were outstanding, including $1.0 million issued as a five-year deposit on one of our leased facilities. We were in compliance with the bank line’s financial covenants at June 30, 2001 and through expiration at July 26, 2001. We allowed the bank line to expire as we have the ability to borrow up to $10.0 million in uncommitted lines of credit from various banks. We currently have approximately $2.0 million in uncommitted letters of credit issued and outstanding. These uncommitted lines of credit contain no financial covenants, and the banks are not committed to making these funds available in the future.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of June 30, 2001 there were approximately $2.7 million in foreign exchange contracts outstanding.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including working capital and capital expenditures requirements, and operating lease obligations, for the next twelve months.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. SFAS 142 becomes effective for our fiscal year beginning January 2002. We do not expect the implementation of these statements to have a material impact on our results of operations or financial position.

Risk Factors That Might Affect Future Operating Results and Financial Condition

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose part or all of their investment.

A number of factors could cause our operating results to fluctuate significantly and cause volatility in our stock price.

Our operations have been, and will continue to be, affected by a wide variety of factors, many of which are outside our control. These factors include, but are not limited to, changes in our U.S. and international sales and distribution mix, our product feature component mix and our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

We sell our OmniMAX product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. As a result, the timing of product shipment and revenue recognition is often difficult to forecast. A portion of our equipment is usually installed in outdoor locations, so shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Many of our customers spend greater amounts of their calendar-year capital budgets during our fourth quarter and utilize the inventory build-up in the following first quarter. These factors may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries are affected by delays and reductions in planned project deployment, currency fluctuations, reductions in capital availability, priority changes in government budgets, delays in receiving government approvals, and the political environment.

Expenditures for research and development, sales and marketing, and general and administrative functions are based in part on future growth projections and are relatively fixed for the near-term. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet these growth projections. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption, which could result in, among other things, higher operating expenses and lower net income.

Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 7 — “Commitments and Contingencies” on page 7 of this Quarterly Report on Form 10-Q.

We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

The telecommunications equipment market is undergoing rapid competitive and economic changes, the full scope and nature of which are difficult to predict. We believe that technological and regulatory change will continue to attract new entrants to the market in which we compete. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This would require that we reduce the prices of our products or risk losing market share. A competitor’s customer may acquire one of our customers and shift all capital spending to our competitor, possibly resulting in material reductions to our revenues and net income.

Many of our competitors are in a better position to withstand reductions in customers’ capital spending. These competitors often have broader product portfolios and market share and may not be as susceptible to downturns in the telecommunications industry. These competitors offer products directly competing with our product portfolio and also provide comprehensive ranges of other access systems. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions for all its product needs. Reductions in our customers’ capital spending could materially reduce our revenues and net income.

Our principal competitors include: Compagnie Financière Alcatel, Lucent Technologies Inc., Marconi Communications Inc., and Next Level Communications, Inc. Some of these competitors have more extensive financial, marketing, and technical resources than we do or enjoy superior name recognition in the market, or both.

Various member companies of the Industrial Technology Research Institute, with whom we currently compete in international markets, primarily in China, have been granted certain rights to manufacture and sell the European Telecommunications Standards Institute, or ETSI, version of our narrowband UMC1000™ product outside of North America. Upon termination of certain restrictions in January 2005, those member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

Continued growth in the broadband access market is highly dependent on a vibrant economy, positive regulatory environment, strong level of capital expenditures for broadband access solutions products, and the continued funding of emerging local service carriers by the large communications equipment providers. High debt levels, the compounding effect of the current economic contraction, and current regulatory actions may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could have a material adverse effect on our business growth, net income, and cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

For the quarter ended June 30, 2001, sales to Sprint accounted for 13.7% of our total revenues. For the quarter ended June 30, 2000, sales to Winstar and Sprint accounted for 23.3% and 13.5% of our total revenues, respectively. In the first half of 2001, Sprint accounted for 17.7% of total revenues. In the first half of 2000, Winstar and Sprint accounted for 24.0% and 12.5% of total revenues, respectively. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 40.1% and 57.6% of total revenues in the first half of 2001 and 2000, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing large accounts rather than small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar have decreased significantly during 2001 as a result of their deteriorated financial condition and subsequent filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, and increase our dependency on our remaining significant customers.

Our revenues depend on the capital spending programs of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include incumbent local exchange carriers, national local exchange carriers, independent operating companies, and competitive local exchange carriers (CLEC). Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our future success depends upon the capital spending patterns of our customers, continued demand by our customers for our products and services, and on demand from end users for advanced telecommunications services. Recent problems of CLECs in particular, including their difficulties in raising capital to build out their networks which has contributed to a slowdown in their capital spending, and the scale and complexity of providing digital subscriber line service could continue to cause a slowdown in sales, or slower payments or defaults on account. For example, the recent financial distress of Winstar and a VAR resulted in our non-recognition of approximately $11.9 million of revenues in the first quarter of 2001, and an increase in our allowance for doubtful accounts of approximately $9.3 million with respect to the VAR. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We may be unable to sell customer-specific inventory which could result in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change, or we experience delays or cancellation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. In the first quarter of 2001, we increased our inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs. We do not anticipate significant business with these customers for the remainder of the year. Reserving for unrealizable inventory negatively impacts our gross profit margins and net income.

We must attract, retain, and motivate key technical and management personnel in a competitive market in order to sustain or grow our business.

Our success depends to a significant extent upon key technical and management employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. This competition is particularly intense in Northern California, where there is a concentration of established and emerging technology companies. In general, we do not have employment agreements with our employees, or carry key person life insurance. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Otherwise, we may be unable to execute our business plan effectively and our results of operations could be significantly adversely affected.

Recent and future acquisitions may compromise our operations and financial results.

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Future acquisitions, if any, will involve numerous risks, including disruption to our business, exposure to unknown liabilities of acquired companies, and other potential difficulties associated with assimilation of the acquired company. The purchase price for an acquired company may exceed its fair value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in one or more periods. Acquisitions could adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt costs. Continuing expenses associated with an acquired company’s operations may decrease our net income. We have limited experience in acquiring and integrating outside businesses. We cannot make assurances that acquisitions we may undertake will not result in significant costs or business disruptions, or that we will be able to successfully integrate other businesses, products, technologies, or personnel that we may acquire. Our failure to do so could seriously harm our business, financial condition, and results of operations.

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, or FCC, Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc., other independent third-party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers’ network operating system requirements and specifications. Our products must also comply with standards issued by the ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

We need to continue to ensure that our products are easily integrated with various telecommunications systems. Telcordia testing on our products is often required to ensure interoperability with various standards of operations, administration, maintenance, and provisioning systems. Telcordia testing also requires significant investments in time and money to achieve compliance. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, or if we fail to obtain compliance on new features, our ability to sell our products would be impaired, and we could experience, among other things, delayed or lost customer orders, decreased revenues, and lower net income.

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

In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for our products. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

We face risks associated with international markets and distribution channels.

International sales constituted 15.1% of our total revenues in the first half of 2001 and 11.2% in the first half of 2000. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. We rely on a number of third-party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins have been lower for products sold through some of our third-party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third-party and indirect distribution channels may reduce our overall gross profit margins and net income.

Sales activities in foreign countries may subject us to taxation in those countries. Although we have attempted to minimize our exposure to taxation in foreign countries, any income or other taxes imposed may increase our overall effective tax rate and adversely impact our competitiveness in those countries. In addition, we currently intend that the earnings of our foreign subsidiaries remain permanently invested in these entities in order to facilitate the potential expansion of our business. To the extent that these earnings are actually or deemed repatriated, U.S. federal and state income taxes would be imposed, and this could adversely impact our cash flows.

We must comply with various country-specific standards and regulations to compete in certain markets. Some international network standards vary from that of the U.S., and our product family may be incompatible with the legacy infrastructure. This could hamper our ability to sell our product family into certain countries. If our existing international customers adopt non-U.S.-compliant network standards, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets, which could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income.

We may be unable to secure necessary components and support because we depend upon a limited number of third-party manufacturers and support organizations, and in some cases we rely upon sole source suppliers.

Certain components used in our products, including our proprietary application-specific integrated circuits, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Particularly in recent times with the worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. For example, in the second half of 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components could significantly limit our ability to meet scheduled product deliveries to our customers, which would seriously harm our business and results of operations.

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

Our product line is concentrated in a single family of products and a decline in demand for these products would result in decreased revenues and net income.

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

Like other participants in our industry, we expect that we will continue to be subject to infringement claims and other intellectual property disputes as competition in our market continues to intensify. We have been subject to several intellectual property disputes in the past. In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from our operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could seriously harm our business and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held approximately 10.6 million shares of Cisco common stock as of June 30, 2001, the value of which was hedged in February 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the hedge agreement arising from a hypothetical 20% increase or decrease in the stock’s price of $18.20 per share, the closing price at June 29, 2001, the last business day of our second fiscal quarter (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares	$153,745	$192,181	$230,617

Cisco collar	487,623	451,267	416,067

Net value	$641,368	$643,448	$646,684

We have foreign currency sales to one international customer. We hedge foreign currency risk on these sales with forward contracts that generally expire within 60 days. These forward contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

We hold investments of $7.6 million and $18.4 million at June 30, 2001 and August 6, 2001, respectively, in the equity securities of non-publicly traded companies. These investments are carried at cost, as we do not have the ability to exercise significant influence over the companies’ operations. These companies are considered to be in the start-up or development stage. Our investments are inherently risky as the market for the technologies or products under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies and we would be required to record a charge to operations for the loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion in Part I — “Note 7 Commitments and Contingencies” beginning on page 7 of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds:

(a).	Issuance of Unregistered Securities: None

(b).	Use of Proceeds: None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

Our 2001 Annual Meeting of Stockholders was held on May 23, 2001. The following matters were voted upon by the stockholders:

•   Election of two Class II Directors. Ruann F. Ernst and John A. Schofield, were elected to serve terms continuing through the third Annual Meeting of Stockholders following election, or their earlier resignation or removal. The result of the voting was as follows: 73,169,005 shares in favor of Ruann F. Ernst, with 520,097 shares withheld, 72,827,392 shares in favor of John A. Schofield, with 861,710 shares withheld. Herbert M. Dwight, formerly a Class II Director, reached the retirement age for directors and accordingly did not stand for re-election. The terms of office of AFC’s other Directors, Donald Green and Dan Rasdal, continue until the 2002 Annual Meeting of Stockholders, and Clifford H. Higgerson and Alex Sozonoff continue until the 2003 Annual Meeting of Stockholders.

•   Ratification of the selection of KPMG LLP as independent public accountants for AFC for the fiscal year ending December 31, 2001. The result of the vote was 73,200,436 shares in favor, 431,404 shares against, and 57,262 shares abstaining.

Item 5. Other Information:

     William L. Keever, president, Americas Asia Region for Vodafone Group Plc., was elected to our Board of Directors in July 2001. Mr. Keever will serve as a Class I Director on the Board, and his committee appointments will be determined at the Board’s regularly scheduled meeting in August 2001.

Item 6. Exhibits and Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: August 10, 2001	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt

	Title:	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)