Form 10-Q
period 2001-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2001-11-02
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X] No [   ]

As of October 29, 2001, 81,945,358 shares of common stock were outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$36,325	$8,368
Cisco marketable securities and related hedge	662,252	658,961
Other marketable securities	215,690	207,824
Accounts receivable	73,369	100,098
Inventories	54,120	59,356
Other current assets	27,673	24,059

Total current assets	1,069,429	1,058,666
Property and equipment, net	61,831	66,699
Other assets	15,362	10,809

Total assets	$1,146,622	$1,136,174

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,713	$19,920
Accrued liabilities	54,569	49,348
Deferred tax liabilities	235,233	244,675

Total current liabilities	299,515	313,943
Long-term liabilities	2,752	2,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,894,270 and 80,729,972 shares issued and outstanding in 2001 and 2000, respectively	819	807
Additional paid-in capital	285,173	268,003
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	1,639	167,774
Retained earnings	556,780	383,137

Total stockholders’ equity	844,355	819,665

Total liabilities and stockholders’ equity	$1,146,622	$1,136,174

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$84,647	$114,100	$245,467	$300,751
Cost of revenues	47,050	60,355	139,675	160,264

Gross profit	37,597	53,745	105,792	140,487

Operating expenses:
Research and development	15,100	16,189	45,863	45,305
Sales and marketing	12,459	12,795	37,528	34,672
General and administrative	6,655	7,268	29,522	22,903

Total operating expenses	34,214	36,252	112,913	102,880

Operating income (loss)	3,383	17,493	(7,121)	37,607
Other income:
Unrealized gain on trading securities	18,803	—	277,492	—
Other income	2,252	2,169	7,877	39,153

Total other income	21,055	2,169	285,369	39,153

Income before income taxes	24,438	19,662	278,248	76,760
Income taxes	8,610	6,685	104,605	26,099

Net income	$15,828	$12,977	$173,643	$50,661

Basic net income per share	$0.19	$0.16	$2.14	$0.63

Shares used in basic per share computations	81,699	80,431	81,279	80,043

Diluted net income per share	$0.19	$0.15	$2.08	$0.60

Shares used in diluted per share computations	84,371	84,658	83,575	84,830

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$173,643	$50,661
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on trading securities	(277,492)	—
Tax related to SFAS 133 reclass of Cisco investment	106,776	—
Depreciation and amortization	14,566	9,981
Allowance for doubtful accounts	9,961	550
Deferred income taxes	(9,495)	2,721
Tax benefit from option exercises	4,857	15,390
Other non-cash adjustments to operating income	1,131	82
Changes in operating assets and liabilities:
Accounts receivable	16,768	(9,508)
Inventories	5,236	(10,738)
Other current assets	2,859	(4,618)
Long-term assets	1,351	306
Accounts payable	(10,207)	(916)
Accrued and other liabilities	5,407	5,086

Net cash provided by operating activities	45,361	58,997

Cash flows from investing activities:
Purchases of other marketable securities	(413,546)	(270,193)
Sales of other marketable securities	210,743	95,454
Maturities of other marketable securities	196,289	118,619
Investments in development stage companies	(12,473)	(4,635)
Purchases of property and equipment, net of disposals	(10,742)	(19,867)

Net cash used in investing activities	(29,729)	(80,622)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options and warrants	12,325	5,212

Net cash provided by financing activities	12,325	5,212

Effect of adjustment to conform fiscal year ends in pooling transaction	—	4,323
Increase (decrease) in cash and cash equivalents	27,957	(12,090)
Cash and cash equivalents, beginning of period	8,368	31,372

Cash and cash equivalents, end of period	$36,325	$19,282

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

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

All historical financial information has been restated to reflect the acquisition of GVN Technologies, Inc. in the second quarter of 2000, which was accounted for as a pooling of interests.

Note 2 Recent Accounting Pronouncements

On January 1, 2001 we implemented Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. There was no transition adjustment upon implementation. Prior to our implementation of SFAS 133, we classified our Cisco Systems, Inc. (Cisco) investment as available-for-sale, and recorded unrealized gains and losses on the investment, the costless collar hedge agreement related to the investment, and the associated tax effects, in accumulated other comprehensive income on the balance sheet. Upon adoption of SFAS 133, we reclassified these securities as trading securities, and recognized the accumulated gain on the share value and the hedge value in non-operating income. The related tax effects are recorded as a component of income tax expense.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, and SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS 143 is effective January 1, 2003. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes both

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the requirements of both statements, and the impact they may have on our results of operations and financial position.

Note 3 Allowance for Doubtful Accounts

Our estimate of the allowance for doubtful accounts is based on management’s assessment of collectibility of our accounts receivable. The following table presents the components of accounts receivable, net (in thousands):

	September 30,	December 31,
	2001	2000

Accounts receivable	$85,080	$102,046
Allowance for doubtful accounts	(11,711)	(1,948)

Accounts receivable, net	$73,369	$100,098

Note 4 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$21,889	$23,741
Work-in-progress	1,357	1,746
Finished goods	30,874	33,869

Inventories	$54,120	$59,356

Note 5 Subsequent Events

As a result of the ongoing slowdown in the economy in general, and in the telecommunications industry capital spending in particular, on October 18, 2001, we announced a restructuring plan designed to more efficiently focus our resources on our core customers, markets, and products. This restructuring includes a reduction in our total workforce of approximately 9%. We expect to incur less than $2.0 million in one-time charges during the fourth quarter related to the workforce reduction.

On October 31, 2001, our board of directors authorized a stock repurchase plan of up to 10% of our outstanding common stock. Any purchase under our stock repurchase plan may be made from time to time at various prices in the open market through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without notice. As of November 1, 2001, we had approximately 81.9 million shares outstanding.

Note 6 Comprehensive Income

Accumulated other comprehensive income (AOCI) in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. In 2001, we reclassified our investment in Cisco common stock from available-for-sale to trading, concurrent with our implementation of SFAS 133. As a result, the unrealized gain on our Cisco investment, net of the gain on the associated costless collar hedge arrangement, was reclassified in January 2001 from AOCI to non-operating income in the statement of income. AOCI was also adjusted by the tax associated with the gain on our Cisco investment. The net adjustment to AOCI related to the implementation of SFAS 133 was $167.4 million. Total comprehensive income, adjusted to reflect the implementation of SFAS 133, were losses of $16.5 million and $8.7 million for the three months ended March 31, 2001 and the six months ended June 30, 2001, respectively. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$15,828	$12,977	$173,643	$50,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(2)	(7)	(8)
Unrealized gain (loss) on available-for-sale investments	339	1,949	1,298	79,331
Recognized gain previously reported in other comprehensive income	—	—	(167,426)	—

Total comprehensive income	$16,176	$14,924	$7,508	$129,984

Note 7 Commitments and Contingencies

Securities Litigation. Various class action lawsuits were filed in the United States District Court for the Northern District of California against AFC and certain of our current and former officers and directors between July 2, 1998 and August 17, 1998. On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint (CAC) was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints allege various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and seek an unspecified amount of damages.

Defendants filed motions to dismiss the CAC and the two individual complaints. On March 24, 2000, the court granted defendants’ motions to dismiss with leave to amend. On June 2, 2000, plaintiffs in the consolidated class action served their Second Amended Class Action Complaint (SAC). On June 14, 2000, the individual plaintiffs each respectively filed second amended complaints. On June 30, 2000, defendants moved to dismiss the SAC. By stipulated order, the filing of motions was stayed in the two individual cases filed by the Earnest and State Board of Administration of Florida plaintiffs pending resolution of the defendants’ motion to dismiss. On February 15, 2001, the court granted the motion to dismiss the SAC with leave to amend. On March 19, 2001, plaintiffs in the consolidated class action served their Third Amended Class Action Complaint (TAC). Defendants moved to dismiss the TAC, and, on May 29, 2001, the court granted in part and denied in part this motion to leave to amend. On July 2, 2001, plaintiffs in the consolidated class action served their Fourth Amended Class Action Complaint (FAC). In addition, on July 12, 2001, the individual plaintiffs each respectively served third amended complaints. Defendants moved to dismiss the FAC, and, on August 21, 2001, the court granted in part and denied in part this motion. On September 13, 2001, defendants filed an answer to the remaining allegations in the FAC. On October 15, 2001, defendants filed motions to dismiss the individual third amended complaints. Those motions are currently before the court. Limited discovery has occurred, and only limited discovery is expected to occur pending the final outcome of the motions to dismiss.

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

Note 8 Non-Operating Income

Included in non-operating income for the year-to-date is a $277.5 million unrealized gain recognized on trading investments. This amount includes $274.2 million related to our hedged investment in Cisco common stock that was reclassed from accumulated other comprehensive income upon our implementation of SFAS 133 in January 2001.

Note 9 Net Income Per Share

The computation of shares and net income used in the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 2001 and 2000 is (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$15,828	$12,977	$173,643	$50,661

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	81,699	80,431	81,279	80,043
Weighted average number of shares upon exercise of dilutive options and warrants	2,672	4,227	2,296	4,787

Shares used in diluted per share calculations	84,371	84,658	83,575	84,830

Basic net income per share	$0.19	$0.16	$2.14	$0.63

Diluted net income per share	$0.19	$0.15	$2.08	$0.60

Options to purchase 4,871,217 and 1,263,114 shares of common stock which were outstanding during the quarters ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted net income per share. Options to purchase 5,471,256 and 467,351 shares of common stock which were outstanding during the nine month periods ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

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

Overview

We design, manufacture, and provide a family of products and consulting services that offer broadband, wideband, and narrowband solutions for the portion of the telecommunications network between the service provider’s central office and end user businesses and homes. Our OmniMAX™ product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry. We released the AccessMAX™ System 8 in May 2001, offering a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to increase service offerings from legacy time division multiplex services to high-speed next-generation broadband services to emerging applications such as Voice over Packet, Voice over Digital Subscriber Line, or DSL, and Video over Asymmetric Digital Subscriber Line, or ADSL, while preserving quality of service. We believe our product family will position us to provide broadband access solutions when deployment and demand grow, and economic conditions improve. We market our product family through our direct sales force, distributors, and value-added resellers. We sell our products primarily to telecommunications companies who install our equipment as part of their access networks. Our customers generally include national local exchange carriers, or NLECs, independent operating companies, or IOCs, large incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, and international carriers.

Our customers normally install a portion of the OmniMAX system in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. Historically, we have also experienced a weaker demand for our products during the beginning of the year as compared with the shipment levels in the preceding fourth quarter. This fluctuation is a result of customers maximizing their calendar-year capital budgets in the fourth quarter and utilizing the inventory build-up during the following first quarter. As a result of these factors, we believe that over time, revenues for the quarter ended March 31 will be lower than revenues in the preceding quarter ended December 31.

Our results of operations have been adversely affected by the recent downturn in the telecommunications industry and worldwide economies. We believe current economic conditions will continue to cause customers to reduce and defer capital spending in the near future. We also believe the current regulatory environment is causing delays in some of our customers’ investments in broadband services. We attempt to balance our operating expenses with our decreased revenues and results of operations. We are focused on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

In the first nine months of 2001, we experienced lower than forecasted shipments. Declines in the U.S. economy in particular have caused many of our customers to reduce their capital spending. In the current regulatory environment, there currently exists conflicting state and federal guidelines for DSL deployment. It is unclear when resolution to these conflicts will occur. This, along with regulatory cost issues stemming from the Telecom Act of 1996 are resulting in delays in DSL deployment by some of our larger customers.

During the first quarter, we did not recognize revenues of approximately $11.9 million on shipments made to Winstar Communications, Inc. (Winstar) and a value-added reseller, or VAR, due to the likelihood of non-collectibility. Winstar filed for protection under bankruptcy laws in the second quarter of 2001. We also increased our allowance for doubtful accounts by approximately $9.3 million for the VAR receivable. In addition, we increased inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc. (Tellabs), because we do not anticipate further business with either of these customers.

Results of Operations

Revenues. In the third quarter of 2001, total revenues were $84.6 million, or 25.9% less than the $114.1 million recorded in the same period of 2000. In the first nine months of 2001, total revenues were $245.5 million, or 18.4% less than the $300.8 million recorded in the same period of 2000.

In the third quarter of 2001, sales to U.S. customers declined 27.5% to $73.7 million from $101.7 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 87.1% in 2001 and 89.1% in 2000. In the first nine months of the year, U.S. sales declined 21.4% to $210.3 million in 2001 from $267.5 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 85.7% in 2001 and 88.9% in 2000. The decline in both periods, in dollars and as a percentage of total revenues, reflects the significant decline in sales to Tellabs, Winstar, and other CLECs in the current year.

In the third quarter, sales to international customers declined 12.1% to $10.9 million in 2001 from $12.4 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 12.9% in 2001 and 10.9% in 2000. The decrease in international sales in the third quarter of 2001 as compared with the same period of 2000 was the result of decreased sales in South Africa. In the first nine months of the year, international sales increased 5.7% to $35.2 million in 2001 from $33.3 million in the same period of 2000. As a percentage of total revenues, these sales accounted for 14.3% in 2001 and 11.1% in 2000. The increase in international sales year-to-date is mainly a result of increased sales to Latin American and Canadian customers. The ratio of international sales as a percentage of total revenues in both the third quarter and nine month periods was largely the result of the decline in sales to U.S. customers from 2000 to 2001.

The additional fourteenth week in the third quarter of 2000 also contributed to the change in revenues as compared with the third quarter of 2001, which had 13 weeks.

Sprint North Supply, a subsidiary of Sprint (Sprint), and Verizon Communications, Inc. each accounted for 10% or more of total revenues in the third quarter of 2001. Sprint and Winstar each accounted for 10% or more of total revenues in the third quarter of 2000. Sprint also accounted for 10% or more of total revenues in the first nine months of 2001. Winstar and Sprint each accounted for 10% or more of total revenues in the first nine months of 2000. No other customer accounted for 10% or more of total revenues in any of these periods. Our results of operations depend to a significant extent upon sales to a small number of large customers due to our strategy of focusing on securing large accounts, and there can be no assurance with regard to the volume of ongoing sales to these customers. In the third quarter of 2001, sales to our top five customers accounted for 50.2% of total revenues, an increase from 46.2% in the same period a year ago. In the first nine months of this year, our top five customers accounted for 42.5% of total revenues, a decrease from 53.3% in the same period a year ago. The percentage of total revenues attributed to our top five customers was directly impacted in the current year by the decline in sales to Winstar and Tellabs, which were among our top five customers during the last several years.

As a result of current economic pressures, and the uncertainty surrounding market conditions for the remainder of the year, our current business outlook suggests that revenues in the fourth quarter will be comparable to the third quarter of 2001. For the year 2002, we estimate annual revenues to be in the $350 to $370 million range.

However, the current business environment continues to be challenging, and under these conditions it is difficult to forecast with any certainty.

Gross Profit. In the third quarter of 2001, gross profit as a percentage of total revenues decreased to 44.4% from 47.1% in the same period of 2000. In the first nine months of 2001, gross profit margin declined to 43.1% from 46.7% in the same period of 2000.

Gross profit declined in the third quarter and first nine months of the current year as a result of negotiated discounts and product mix for some of our larger volume customers. Materials purchases were lower in the third quarter and first nine months of 2001 compared with the same periods of 2000, while overhead costs have remained relatively unchanged, resulting in costs being spread over a lower volume of products. The resulting higher burden rate has decreased our gross profits in 2001. The decline in gross profit in the first nine months of 2001 was also impacted by the recognition of cost of sales for shipments to Winstar and the VAR for which approximately $11.9 million in revenues were not recorded. In the first nine months, gross profit was also impacted by an increase of approximately $2.2 million in reserves for specific inventories deemed to be unsaleable as a result of Winstar’s financial distress and our expectation that we will not have further sales to Tellabs for the remainder of the year. We expect gross profit in the fourth quarter to be approximately 44% to 46% of revenues. For the year 2002, we estimate annual gross profit margin to be in the 44% to 46% range.

Our gross profits are affected by a number of factors including, but not limited to, customer mix, product mix, volume discounts, cost reduction programs, obsolete inventory, and volume of third-party distributor sales. Because various customer groups order different product mixes and have different volume pricing discounts, gross profit will vary as a result of changes in our customer base. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may be driven by the size of annual sales to the customer. Our ability to successfully implement cost reduction programs affects fixed and variable costs that impact profit margins. In a rapidly changing industry, introduction of new products embodying new technologies may result in existing inventory becoming obsolete, requiring such obsolete inventory to be expensed. Also, our gross profits have been lower for products sold through some of our third-party and indirect distribution channels.

Research and Development. In the third quarter of 2001, research and development expenses were $15.1 million, or 6.8% less than the $16.2 million recorded in the same period of 2000. As a percentage of revenues, they accounted for 17.8% and 14.2% in 2001 and 2000, respectively. In the first nine months of 2001, research and development expenses were $45.9 million, an increase of 1.3% from $45.3 million in the same period of 2000. As a percentage of revenues, they accounted for 18.7% and 15.1% in 2001 and 2000, respectively.

Comparing the quarterly periods, the decrease in research and development expenses from 2000 to 2001 was primarily the result of savings in various areas, partially offset by increased spending in others. Performance-based compensation was lower as a result of not meeting certain financial targets, primarily because of the general slowdown in our customers’ capital spending, and the effect that had on our results of operations. The third quarter of 2000 included higher direct material costs than the third quarter of 2001; these higher costs were related to developing AccessMax System 8, which was released mid-year 2001. Current engineering projects are in different development stages than in the previous year, and require lower levels of expenditures at this time. Various engineering projects involving outside services were underway during the previous year and completed by the end of 2000, so our utilization of outside services decreased in 2001, accordingly. Engineering expenses and testing costs were lower due to the completion and release of AccessMax System 8 in mid-year 2001. As part of our efforts to balance our organization with our results of operations, we reduced our rate of employee hiring, which lowered hiring and relocation costs. Partially offsetting these savings were increases in compensation, depreciation and amortization, and rent expenses. Compensation was higher in 2001 mainly due to salary raises. At the end of the third quarter of 2001, our number of personnel was the same as at the end of the third quarter of 2000 due to concerted efforts to make the engineering organization more efficient using existing employee resources and skills. Depreciation and amortization increased, as a result of increased capital purchases to support development and testing of new products and features. These increases reflect our efforts to invest in key product development areas in order to retain our market share and be positioned to take advantage of future market opportunities. Rents were higher, primarily due to rent increases for some of our satellite engineering offices.

Comparing the nine month periods, the increase in expenses from 2000 to 2001 was primarily the result of increased spending in various areas, partially offset by savings achieved in others. Compensation and benefits were higher primarily because the average number of personnel during the nine month period of 2001 was greater than during the same period of 2000. Depreciation and amortization increased, as a result of increased capital purchases to support development and testing of new products and features. We incurred losses on fixed asset disposals for obsolete equipment. Rents increased for some of our satellite engineering offices. Partially offsetting these increases were savings in outside services, performance-based compensation, and travel and entertainment. Various engineering projects involving outside services were underway during the previous year and completed by the end of 2000, so our utilization of outside services decreased in 2001, accordingly. Performance-based compensation was lower as a result of not meeting certain financial targets, primarily because of the general slowdown in our customers’ capital spending and the effect that had on our results of operations. Travel and entertainment expenses were lower due to cost containment efforts in the current year, reflecting our efforts to align our organization with current results of operations.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In the third quarter of 2001, sales and marketing expenses were $12.4 million, or 3.1% less than the $12.8 million recorded in the same period of 2000. As a percentage of revenues, they accounted for 14.7% and 11.2% in 2001 and 2000, respectively. In the first nine months of 2001, sales and marketing expenses were $37.5 million, or 8.1% higher than the $34.7 million recorded in the same period of 2000. As a percentage of revenues, they accounted for 15.3% and 11.5% in 2001 and 2000, respectively.

Comparing the quarterly periods, the decrease in sales and marketing expenses from 2000 to 2001 was primarily the result of savings in various areas, partially offset by increased spending in others. Due to cost containment efforts and the effects of the September 11 tragedies, we reduced our travel and related expenses significantly. The effect of our customers’ reduced capital spending negatively impacted our results of operations and accordingly, we did not pay performance-based compensation due to our failure to meet certain financial targets. As a result of current economic pressures and our revised business plan, we reduced our participation in trade shows and decreased our advertising. As part of our efforts to balance our organization with our results of operations, we reduced our rate of employee hiring, which lowered hiring and relocation costs. Our cost containment efforts extended to savings in printing and outside services. Partially offsetting these savings were increases in demonstration inventory write-downs. As part of our efforts to build support teams for our larger customers, we experienced a 17.3% increase in the number of sales and marketing personnel from September 30, 2000 to September 30, 2001 which, in turn, increased compensation costs.

Comparing the nine month periods, the increase in sales and marketing expenses from 2000 to 2001 was primarily the result of increased spending in various areas, partially offset by savings in others. An increase in the number of our personnel contributed to the rise in compensation and benefits. We experienced sales growth in certain international countries in which we utilize distributors, causing an increase in distributor commissions. We also incurred higher levels of depreciation as a result of purchasing additional technical equipment used by our customer service department in supporting newly released product. Cost containment efforts in the current year reflect our efforts to align our organization with current results of operations. We reduced expenditures for advertising, travel and entertainment, performance-based compensation, hiring and relocation, and trade shows.

We plan to align sales and marketing expenses with current results of operations until we see a stronger recovery in our operating profitability.

General and Administrative. In the third quarter of 2001, general and administrative expenses were $6.7 million, or 8.2% less than the $7.3 million recorded in the same period of 2000. As a percentage of revenues, they accounted for 7.9% and 6.4% in 2001 and 2000, respectively. In the first nine months of 2001, general and administrative expenses were $29.5 million, or 28.8% higher than the $22.9 million recorded in the same period of 2000. As a percentage of revenues, they accounted for 12.0% and 7.6% in 2001 and 2000, respectively.

Comparing the quarterly periods, the decrease from 2000 to 2001 was primarily the result of savings achieved in various areas, partially offset by increased spending in others. Primarily as a result of a general slowdown in our customers’ capital spending patterns and the effect that had on our results of operations, we did not meet our internal financial targets and did not pay associated performance-based compensation. As part of our efforts to balance our organization with our results of operations, we reduced our rate of employee hiring, which lowered hiring and relocation costs. Due to cost containment efforts, we reduced our travel and related expenses. Partially offsetting these savings was an increase in depreciation expenses arising from an increase in leasehold improvements.

Comparing the nine month periods, the increase from 2000 to 2001 was mainly caused by an increase in provision for doubtful accounts in the first quarter of 2001. Depreciation increased due to expanded leasehold improvements. We made significant donations to education and housing programs in the previous year, and although we have continued to make donations to various causes, we adjusted our expenditure levels to reflect our overall reduction in operating expenses. Performance-based compensation levels decreased as a result of lower results of operations. We incurred significant litigation expenses related to the litigation with Marconi Communications Inc. in the previous year, but by comparison, we have had minimal litigation costs in the current year. There were significant legal fees associated with our acquisition of GVN in 2000, however we have not had any significant events requiring legal services in the same period of the current year. We experienced a 4.1% increase in the number of general and administrative personnel from September 30, 2000 to September 30, 2001.

We plan to align general and administrative expenses with current results of operations until we see a stronger recovery in our operating profitability.

Non-Operating Income. In the third quarter of 2001, non-operating income increased to $21.1 million from $2.2 million in the same period of 2000. In the first nine months of 2001, non-operating income increased to $285.4 million from $39.2 million in the first nine months of 2000. Our adoption of SFAS 133 in 2001 resulted in the recognition of $277.5 million in unrealized gains on our Cisco investment and the related collar in the first nine months of 2001.

Income Taxes. Our overall effective tax rate was 35.2% for the third quarter of 2001 and 37.6% year-to-date. By comparison, our effective tax rate for the third quarter and entire year of 2000 was 34%. The higher rate in the first nine months of 2001, as compared with 2000, was due to the effect of recognizing an investment gain related to our implementation of SFAS 133. We expect a 26% rate for the fourth quarter, excluding the effect of SFAS 133 implementation and the resultant quarterly gains or losses on trading securities. We expect the tax rate on the SFAS 133 and related trading securities income to be 38%. The overall effective tax rate, including non-operating activity, is expected to be between 26% and 38% depending on the magnitude of unrealized gains/losses on trading securities.

Subsequent Event. On October 18, 2001, as a result of macroeconomic conditions and an industry capital spending slowdown, we announced a restructuring plan designed to focus on our core customers, markets, and products. This restructuring resulted in approximately a 9% reduction in our total workforce spread over all functional areas of our company. We expect to incur less than $2 million in one-time charges related to the workforce reduction, classified as operating expense in the fourth quarter of 2001. The resulting savings in compensation and benefits will help us achieve 2002 annual operating expenses, as a percentage of revenues, in the 15% to 17% range for research and development, 12% to 14% for sales and marketing, and 7% to 8% for general and administrative.

Liquidity and Capital Resources

At September 30, 2001 cash and cash equivalents were $36.3 million, compared with $8.4 million at December 31, 2000. The $27.9 million increase was primarily due to cash management of our other marketable securities portfolio and payment from Marconi related to our settlement in 2000. Total marketable securities were $877.9 million at September 30, 2001, compared with $866.8 million as of December 31, 2000. The $11.1 million increase was the result of interest earned on the other marketable securities portfolio and net unrealized gains in our Cisco securities and related hedge.

Operating activities in the first nine months of 2001 generated net cash of $45.4 million. This was primarily the result of net income of $173.6 million, adjusted for non-cash activities including: the unrealized gain resulting from SFAS 133 implementation and related tax expense, increases in our accounts receivable collections, and higher depreciation and amortization amounts. We also paid down our accounts payable and increased allowance for doubtful accounts related to uncollectible receivables from a VAR. Net cash of $29.7 million was used in investing activities during the first nine months of 2001, primarily for an investment in a development stage company and property and equipment purchases for research and development and customer service support.

Working capital increased during the first nine months of the year from $744.7 million to $769.9 million primarily due to increases in cash and cash equivalents, and total marketable securities, and a decrease in accounts payable. Days sales outstanding, or DSO, were 78 days at September 30, 2001 and December 31, 2000.

Inventories, net of inventory reserves, decreased 8.9% to $54.1 million at September 30, 2001 from $59.4 million at December 31, 2000. Average inventory turnover, or turns, as of September 30, 2001 was 3.5 times per year compared with 3.7 times at December 31, 2000. The decrease in inventory turns was due in part to the recent downturn in the telecommunications industry, seasonality, and customers’ budget cycles. Turns were also affected by additional reserves made for certain customers’ inventories.

As of September 30, 2001 we had approximately $1.9 million in uncommitted letters of credit outstanding, including $1.0 million issued as a five-year deposit on one of our leased facilities. We have the ability to borrow up to $10.0 million in uncommitted lines of credit from various banks. These uncommitted lines of credit contain no financial covenants, and the banks are not committed to making these funds available in the future.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. As of September 30, 2001 there were approximately $1.0 million in foreign exchange contracts outstanding.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including working capital and capital expenditures requirements, and operating lease obligations, for the next twelve months.

Subsequent Event. On October 31, 2001, our board of directors authorized a stock repurchase plan of up to 10% of our outstanding common stock. Any purchase under our stock repurchase plan may be made from time to time at various prices in the open market through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice. As of November 1, 2001, we had approximately 81.9 million shares outstanding.

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

Our principal competitors include: Compagnie Financière Alcatel, Marconi Communications Inc., and Lucent Technologies Inc. Some of these competitors have more extensive financial, marketing, and technical resources than we do or enjoy superior name recognition in the market, or both.

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

Continued growth in the broadband access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, a positive regulatory environment, and the continued funding of emerging local service carriers by large communications equipment providers. The compounding effect of the current economic contraction, current regulatory action or inaction, and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could have a material adverse effect on any business growth we may experience, net income, and cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

For the quarter ended September 30, 2001, sales to Sprint and Verizon each accounted for 10% or more of our total revenues. For the quarter ended September 30, 2000, sales to Winstar and Sprint each accounted for 10% or more of our total revenues. In the first nine months of 2001, Sprint accounted for 10% or more of total revenues. In the first nine months of 2000, Winstar and Sprint each accounted for 10% or more of total revenues. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 42.5% and 53.3% of total revenues in the first nine months of 2001 and 2000, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing large accounts rather than small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar decreased significantly during 2001 as a result of their deteriorated financial condition and subsequent filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, and increase our dependency on our remaining significant customers.

Our revenues depend on the capital spending programs of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include incumbent local exchange carriers, national local exchange carriers, independent operating companies, and competitive local exchange carriers, or CLECs. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our future success depends upon the capital spending patterns of our customers, continued demand by our customers for our products and services, and on demand from end users for advanced telecommunications services. Recent problems of CLECs in particular, including their difficulties in raising capital to build out their networks which has contributed to a slowdown in their capital spending, and the scale and complexity of providing digital subscriber line service could continue to cause a slowdown in sales, or slower payments or defaults on account. For example, the recent financial distress of Winstar and a VAR resulted in our non-recognition of approximately $11.9 million of revenues in the first quarter of 2001, and an increase in our allowance for doubtful accounts of approximately $9.3 million with respect to the VAR. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We may be unable to sell customer-specific inventory which could result in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change, or we experience delays or cancellation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. In the first quarter of 2001, we increased our inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs. We do not anticipate further business with these customers for the remainder of the year. Reserving for unrealizable inventory negatively impacts our gross profit margins and net income.

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

We have maintained compliance with ISO 9001 since we were first certified in 1997. The ISO standard consists of all elements defining a quality system, aimed primarily at achieving customer satisfaction by preventing non-conformity at all stages, from design through servicing. We have maintained compliance with TL9000 since we were first certified for hardware, software and services in 2000. TL9000 certification is a quality standard designed specifically for the telecommunications industry. There can be no assurance that we will maintain these certifications. The failure to maintain any such certification or to maintain interoperability with other companies may negatively affect our ability to compete with other telecommunications equipment vendors and may preclude selling certain of our products in certain markets.

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

International sales constituted 14.3% of our total revenues in the first nine months of 2001 and 11.1% in the same period of 2000. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

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

Certain components used in our products, including our proprietary application-specific integrated circuits, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. Particularly in recent times with the worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. For example, during 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components could significantly limit our ability to meet scheduled product deliveries to our customers, which would seriously harm our business and results of operations.

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

We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although six patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in, among other things, loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held approximately 10.6 million shares of Cisco common stock as of September 30, 2001, the value of which was hedged in February 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the hedge agreement arising from a hypothetical 20% increase or decrease in the stock’s price of $12.18 per share, the closing price at September 28, 2001, the last business day of our third fiscal quarter (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares	$102,890	$128,614	$154,336
Cisco collar	559,073	533,638	508,430

Net value	$661,963	$662,252	$662,766

We have foreign currency sales to one international customer. We hedge foreign currency risk on these sales with forward contracts that generally expire within 60 days. These forward contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

At September 30, 2001, we held equity investments of $19.1 million in non-publicly traded companies. These investments are carried at cost, as we do not have the ability to exercise significant influence over the companies’ operations. These companies are considered to be in the development stage. Our investments are inherently risky because the products of these companies, and the markets for such products, are in the development stage. In addition, these companies are subject to risks resulting from uncertain standards for new products, and competition. The remaining activities necessary to determine if the products meet functionality and technical requirements, and market acceptance, include testing and customer lab trials. If these products fail the testing procedures or fail to generate customer interest, the value of the companies would likely decline and could result in impairment of our investments. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding for, and valuations of, development stage companies. We could lose our entire investment in these companies and be required to record a charge to operations for any loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation. Various class action lawsuits were filed in the United States District Court for the Northern District of California against AFC and certain of our current and former officers and directors between July 2, 1998 and August 17, 1998. On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint (CAC) was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints allege various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and seek an unspecified amount of damages.

Defendants filed motions to dismiss the CAC and the two individual complaints. On March 24, 2000, the court granted defendants’ motions to dismiss with leave to amend. On June 2, 2000, plaintiffs in the consolidated class action served their Second Amended Class Action Complaint (SAC). On June 14, 2000, the individual plaintiffs each respectively filed second amended complaints. On June 30, 2000, defendants moved to dismiss the SAC. By stipulated order, the filing of motions was stayed in the two individual cases filed by the Earnest and State Board of Administration of Florida plaintiffs pending resolution of the defendants’ motion to dismiss. On February 15, 2001, the court granted the motion to dismiss the SAC with leave to amend. On March 19, 2001, plaintiffs in the consolidated class action served their Third Amended Class Action Complaint (TAC). Defendants moved to dismiss the TAC, and, on May 29, 2001, the court granted in part and denied in part this motion with leave to amend. On July 2, 2001, plaintiffs in the consolidated class action served their Fourth Amended Class Action Complaint (FAC). In addition, on July 12, 2001, the individual plaintiffs each respectively served third amended complaints. Defendants moved to dismiss the FAC, and, on August 21, 2001, the court granted in part and denied in part this motion. On September 13, 2001, defendants filed an answer to the remaining allegations in the FAC. On October 15, 2001, defendants filed motions to dismiss the individual third amended complaints. Those motions are currently pending before the court. Limited discovery has occurred, and only limited discovery is expected to occur pending the final outcome of the motions to dismiss.

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

             (b). Use of Proceeds: None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

Board of Directors. Martin R. Klitten, former executive vice president for Chevron Corporation, was elected to our Board of Directors in October 2001. Mr. Klitten will serve as a Class III Director on the Board and serve on the Audit Committee. Donald Green has reached the Board’s retirement age of 70 and will officially announce his retirement at the 2002 Annual Meeting of Shareholders. Mr. Green will continue to serve on the Board as a Class III Director until that time. Effective October 2001, John A. Schofield, AFC President and CEO, was elected to serve as Chairman of the Board.

Trading Plans. Our President and CEO, John Schofield, and our CFO, Keith Pratt have informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with AFC, have each established a written plan in accordance with Securities and Exchange Commission Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock.

We have been notified that Mr. Schofield intends to exercise options on up to 3,000 shares of stock per month and to sell the resulting shares in the public market, or sell 3,000 shares of stock already owned, subject to certain contingencies relating to continuation of employment and prevailing stock price. His current plan runs from January 1, 2002 through December 31, 2002.

Mr. Pratt has informed us that he intends to exercise options on up to 6,000 shares of stock per month and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. His current plan runs from January 1, 2002 through December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: November 2, 2001	By:	/s/ Keith E. Pratt

	Name: Title:	Keith E. Pratt Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)