Form 10-K
period 2001-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-03-20
CIK 898805

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



   OF THE
 SECURITIES
EXCHANGE ACT
  OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-28734

                      ADVANCED FIBRE COMMUNICATIONS, INC.

           A DELAWARE CORPORATION                                68-0277743
                                                              (I.R.S. Employer
                                                             Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 2002, there were 82,405,362 shares of Advanced Fibre Communications, Inc. common stock outstanding, and the aggregate market price of shares held by non-affiliates was approximately $1,552,011,000. (Solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Annual Report to Stockholders for the year ended December 31, 2001 and the Definitive Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders to be held on May 29, 2002, are incorporated by reference in Parts II and III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED FIBRE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   17
Item 6.   Selected Consolidated Financial Data........................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................   18
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   18
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   18

                                 PART III.
Item 10.  Directors, Executive Officers and Key Employees of the
            Registrant................................................   19
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   22
Item 13.  Certain Relationships and Related Transactions..............   22

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   22

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

     The following discussion should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," financial statements and related notes beginning on page 19 of our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibits 13.2 and 13.3.

ITEM 1.  BUSINESS

COMPANY BACKGROUND

     Advanced Fibre Communications(R), Inc., or AFC(R), (Nasdaq: AFCI) was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. We completed an initial public offering on October 1, 1996. Our principal executive offices are located at 1465 North McDowell Boulevard, Petaluma, California, 94954 and the telephone number at that address is (707) 794-7700. We can also be reached through our Internet Web site at http://www.afc.com. Information on our Web site is not part of this report. Throughout this document, references to "we" and "our" indicate the same meaning as "AFC" and "AFC's", respectively. We develop, manufacture, and support a family of telecommunications access products and services that enable telecommunications companies and other service providers to connect their central office switches to end users for voice and high speed data communications. Our products include integrated multiservice access platforms, integrated access devices, optical network access concentrators, network services, network element management systems, and indoor and environmentally hardened outdoor cabinets and related service and transmission technologies for the portion of the telecommunications network between the service provider's central office and end user businesses and homes, often referred to as the "local loop," or "last mile."

     Our OmniMAX(TM) product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry. We released the AccessMAX(TM) System 8 in 2001, offering a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to increase service offerings from legacy time division multiplex, or TDM, services to high speed next-generation broadband services. AccessMAX System 8 also allows more efficient transmission applications such as Voice over Packet, Voice over Digital Subscriber Line, or DSL, and Video over Asymmetric Digital Subscriber Line, or ADSL, while preserving quality of service. The term "broadband" refers to all transmission speeds of T1 and higher. T1 is a digital transmission line or service capable of carrying 24 non-compressed voice calls, or 1.5 megabits per second of data transmissions. "Packet-based" refers to a way voice or data is transmitted over a line. Traditional circuit-based transmission utilizes bandwidth constantly, whether or not voice or data is being transmitted; packet-based transmission occupies bandwidth only when a packet of voice or data is sent, freeing up bandwidth for other users.

INDUSTRY BACKGROUND

     The Telecommunications Act of 1996 opened the telecommunications markets to new entrants and created an environment in which service providers accelerated the offering of expanded voice, data, and video services. Growth in the Internet, electronic commerce, and telecommuting has increased pressure on service providers to supply a broader range of voice and data services over faster networks. Networks are required to transmit increasingly larger volumes of data and video to communicate information, conduct business, and deliver entertainment. Both public and private network customers are requesting the convergence of voice, Internet, data, and video traffic into integrated multimedia services transmitted over one network. These demands have prompted the development and use of broadband networks that are capable of providing the improved reliability and increased speed of transmission generally required for better data and video service over the network. Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand their network capacity and provide new applications and services to meet their customers' needs.

EXPANDING PRODUCT PORTFOLIO

     Our product portfolio is the OmniMAX product family, which consists of products that provide remote broadband access solutions in the telecommunications network. Following are the products and solutions we currently offer:

  THE OMNIMAX PRODUCT FAMILY

     Our OmniMAX portfolio consists of integrated multiservice access platforms, or IMAPs, integrated access devices, or IADs, optical network access concentrators, network services, network element management systems, environmentally hardened outside plant cabinets, indoor cabinets, and related service and transmission technologies. The OmniMAX product family provides narrowband, wideband, and broadband services to customers. Our OmniMAX products can be deployed quickly and cost-effectively to build domestic and international broadband packet-based networks, and to upgrade legacy access networks for delivering broadband services to subscribers, regardless of their geographic location. Our OmniMAX product family consists of AccessMAX, PremMAX(TM), TransMAX(TM), ATLAS(TM), and Panorama(TM).

  ACCESSMAX

     AccessMAX is our product family of IMAPs and environmentally hardened cabinets and technology for last mile voice, data, and broadband DSL solutions. The AccessMAX group of products includes the UMC1000(R), DMAX(TM), AccessMAX System 8, and our equipment upgrade products EMAX(TM), and EMAXplus(TM). In 1996, in anticipation of the predicted growth in demand for high speed Internet access and other broadband services, we engineered a next-generation digital loop carrier, or NGDLC, with a unique three-bus backplane architecture that provides our products the built-in capability to accommodate future advancements in telecommunications technology.

     AccessMAX products have a hybrid voice and data architecture enabling them to operate within various types of networks. The systems are scalable to over 2,000 lines and can transition from a narrowband to a broadband access system. Because of this flexibility, AccessMAX products offer cost-effective integrated multiservice access solutions with a wide variety of features and advanced services that can be added or altered as a customer's network changes and grows.

     We have invested substantial engineering resources in the development of custom application specific integrated circuits, or ASICs, such as our Narrowband Gate Array, Wideband Gate Array, and Cell Bus Gate Array. A gate array is a custom design integrated circuit, or chip, that allows systems designers to provide advanced processing functions targeted to the application, typically at a lower cost or with higher functionality than off-the-shelf solutions. Our Cellennia(TM) is a custom ASIC consisting of over 1.5 million gates, with the ability to multiply the bandwidth capacity of our product tenfold. Cellennia is the key technology that activates our high speed cell bus, providing a fully distributed broadband architecture. This distributed broadband architecture allows us to continue to offer our "pay as you grow" philosophy in the deployment of broadband services.

     We have increased the number of DSL circuits on each ADSL card along with a transition to asynchronous transfer mode, or ATM, a technology that involves high speed switching capabilities. These cards, like their first generation predecessors, contain plain old telephone service, or POTS, circuitry and splitters to allow service providers the ability to offer POTS and DSL on the same copper pair transport medium.

     Different versions of the AccessMAX platform shelves, or channel bank assemblies, are uniquely suited to solve various service delivery needs. The AccessMAX family incorporates both domestic (American National Standards Institute, or ANSI) and international (European Telecommunications Standards Institute, or ETSI) capabilities in a single platform to address the global market for telecommunications equipment.

     The UMC1000 is our original narrowband to broadband service delivery platform, and is capable of simultaneously providing traditional narrowband and wideband services such as POTS, integrated services digital network, or ISDN, and T1, along with a variety of DSL services over copper wire, fiber optic cable, or wireless transport media. The UMC1000 product family consists of 48-line and 120-line units, which can be installed in a variety of network configurations. These units can be linked together to form larger line systems of over 2,000 lines. In addition, our DMAX1120 provides the capability and power to accommodate 100% DSL deployment from the UMC1000. This new platform leverages all of the existing capabilities of the UMC1000 while giving service providers more choices as they build out and optimize their networks for the high speed services of the future.

     We released the AccessMAX System 8 in 2001, offering a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to expand access network capacity and service offerings from legacy TDM services to high speed next-generation broadband services to emerging applications such as Voice over Packet, Voice over DSL, and Video over ADSL, while preserving quality of service. The system allows in-service upgrades activating the second ATM cell bus designed into our original backplane architecture in 1996.

     EMAX and EMAXplus are our equipment maximization systems that provide rapid and efficient retrofit of in-place third party cabinets. These systems increase the capacity and density of the legacy infrastructure and fit into the space of a typical non-AFC digital loop carrier channel bank, eliminating the need for additional right of way and permits. The added density enables carriers to meet demand for second and third line POTS or ADSL services in areas where standard twisted copper pair phone lines are exhausted. Outside plant labor is minimized by reusing the existing network infrastructure.

  OUTSIDE PLANT CABINETS

     For remote applications requiring outdoor housings, we market a variety of cabinets to provide the most cost-effective solution for each application. From 48 to over 2,000 lines, our cabinets incorporate and integrate components to save space and power. All outside cabinets are environmentally hardened to allow operation over an extended range of temperatures.

  INDOOR CABINETS

     Internet service providers, business centers, universities, hospitals, banks, small office and home office customers, require traditional telephone service as well as high speed data services such as DSL and ISDN. Service providers can deliver these services from low-cost, secure indoor cabinets that can be installed in stairwells, closets, or basements, occupying minimal floor space. Our indoor cabinets meet these needs with 48 to 480 lines, helping service providers minimize their capital outlay while extending new and existing fiber and copper plant.

  ATLAS

     ATLAS is our professional service organization made up of teams of professionals, regionally located, who provide consulting and complete end-to-end installation and operations, maintenance, and provisioning services for voice, data, and video networks. ATLAS services include developing and implementing network solutions for service providers, which maximize the use of existing equipment, identify expansion capabilities, and include engineering services, site surveys, implementation recommendations and strategies, project management, and equipment installation for existing and next-generation access networks. In addition, ATLAS offers customized service support agreements, as well as technical training courses, which provide our customers with an understanding of technological advancements and hands-on experience to operate and maintain all AFC equipment and software.

  PANORAMA EMS

     Our Panorama element management system or EMS, is a software application product providing a centralized graphic user interface for point and click management of the OmniMAX network. The auto-detection functionality and graphical mapping display allows network administrators to quickly locate and check the status of all AFC equipment within their access network. Panorama's flexible telecommunications management network architecture, centralized management capabilities, and customized applications integrate with external network management systems to enhance the service provider's ability to manage OmniMAX networks.

  TRANSMAX

     TransMAX is our family of optical network access platforms and includes a multiservice access concentrator allowing voice and data integration over packet-aware optical networks, enhancing data handling efficiencies over traditional non-packet-aware optical networks, saving bandwidth and money. A packet-aware network is one that recognizes that data is being transmitted in packets and ceases transmission once the data has been sent, resulting in more efficient use of bandwidth. A non-packet-aware network can transmit data in packets, but continues to occupy bandwidth by transmitting even after there is no more data to send.

  PREMMAX

     Our PremMAX product line of IADs work with our AccessMAX product line to simplify and lower the cost of delivering total business services to small and medium-sized business customers. The PremMAX IAD aggregates voice and data traffic at the customer premise onto the access loop. The PremMAX product is managed through the Panorama EMS.

SUBSTANTIAL INSTALLED BASE

     In the U.S., major incumbents such as Sprint Corporation, Verizon Communications Inc., and SBC Communications, Inc., as well as other incumbent local exchange carriers, or ILECs, national local exchange carriers, or NLECs, competitive local exchange carriers, or CLECs, and independent operating companies, or IOCs, deploy the OmniMAX product family. We have also made inroads into the international marketplace as a result of access network modernization in the Caribbean and Latin America, Western Europe, Africa, and the Asia Pacific region. The AccessMAX has received type approval for deployment by major operators in over 23 countries.

     The OmniMAX product family is distributed and serviced worldwide through our direct sales force and distributors. Our multiple-channel distribution approach allows customers to select the channel that best addresses their specific needs and provides us with broad coverage of global markets.

     Ryan, Hankin, Kent, Inc., or RHK, a telecommunications market research firm, estimates there are between 75 - 80 million POTS lines and 4 - 4.5 million ADSL lines currently deployed industry wide. Of that amount, on a cumulative basis through December 31, 2001, we have shipped or deployed approximately 5.4 million POTS lines and approximately 105,000 ADSL lines.

MARKETS AND CUSTOMERS

     We continue to grow market share in our core NGDLC business, providing products to many carriers including larger ILECs, NLECs, and over 800 IOCs in North America. The key factors that create market demand for NGDLC business are new housing and the replacement of obsolete and high-maintenance outside plant. For carriers, fiber is a cost-effective alternative to building additional copper (twisted pair) infrastructure to reach their customers who live or work beyond three miles from the carrier's central office. NGDLC remote terminals serve as connectors between the fiber feeder and copper distribution loops providing those customers with both voice and DSL service connections.

     RHK predicts that the DSL market will grow to almost 16 million lines by 2005. Telechoice, publisher of xDSL and DSL industry analysis, estimates that DSL will reach more than 11.5 million subscribers by the end of 2003, most of which will be ADSL. Further, the majority of central office deployment of ADSL has been completed, according to RHK, which could mean the additional deployment of ADSL lines will be in remote terminals such as those offered through our AccessMAX System 8.

     We have identified several areas we are targeting for future growth opportunities:

     - Central office line termination for soft switching

     - Packet aggregation in the central office

     - Subscriber management functionality

     - Enhanced fiber capabilities

     - Enhanced network management and professional services

     Service providers are looking to suppliers to support them in the move to a converged packet access network to provide expanded broadband services. Two technical trends mark the broadband rollout: the transition from circuits to packets, and the upgrade of the network infrastructure from copper to fiber. Much of the service providers' network cores have been upgraded to packets and fiber, but the access network still requires significant investment to be fully converted. Access networks connect end users to the services available at the network core, and provide end user revenue streams to service providers. Conversion of the access network is stimulated by end user demand for broadband services. Our AccessMAX system 8 allows service providers to utilize existing fiber buildout to deploy broadband services and access connections to satisfy end user demand.

     There is growth potential through next-generation switching in the access market. Our AccessMAX System 8 addresses the issue of integrated line termination capabilities. Next-generation multiservice packet switches, or soft switches, do not have integrated line termination capabilities, and require packet terminations from the voice side at the central office. AccessMAX System 8 already serves this function at remote terminals with integrated switch interface protocols and full broadband capabilities. As service providers deploy the new soft switches, we plan to continue to develop enhancements to AccessMAX System 8 to continue to support central office line termination systems.

     As service providers migrate their network to a converged all packet architecture, efficient packet aggregation in front of high cost switching ports will be a critical step in cost effectively passing traffic between end users and core network elements. The AccessMAX System 8 aggregates voice and data packets at remote terminals, increasing the efficiency of copper and fiber links to the central office. This capability reduces the costs of operating a large packet network. We plan to continue to develop products that will provide central office-based edge switching and aggregation capabilities coupled with service management to assist the migration of service providers to Internet protocol, or IP, networks.

     Subscriber management functionality and packet aggregation equipment are necessary to gaining revenue from end user packet terminations. We plan to expand our product family to combine this functionality in a single platform to streamline operations.

     Deploying new broadband services into the access network increases the transport needs of the access network. We have integrated fiber transport capabilities into the AccessMAX family of products and we are evaluating technologies that lower the cost of deploying fiber in the access network.

     We plan to continue to expand our ATLAS network management and professional services solutions around the AccessMAX product family to help our customers design, install, operate, and manage their complex networks.

     Our OmniMAX products are sold in the U.S. and international marketplaces to a customer base that includes NLECs, CLECs, IOCs, ILECs, international telecommunications companies, alternative carriers, system integrators and original equipment manufacturers, or OEMs. Historically, the largest revenue-producing markets of our customer base have been the NLECs, IOCs, CLECs, and international telecommunications companies.

     In 2001, we sold our products to a wide variety of customer types, as discussed previously, and we plan to continue to diversify our customer base. During 2001, we derived slightly lower revenues from international markets compared with 2000. We are continuing to expand our presence in international markets and we are focusing our efforts on operators who are making investments in broadband access infrastructures. The migration to broadband and privatization of international incumbent telecommunications companies are prompting service providers to upgrade and expand existing facilities to improve their positions in an increasingly competitive marketplace. Simultaneously, these telecommunications companies are installing technology to enable future advanced services.

     For the year 2001, sales to North Supply Company, a subsidiary of Sprint (Sprint), accounted for 10% or more of total revenues. In 2000, Winstar Communications, Inc., (Winstar) and Sprint each accounted for 10% or more of total revenues. Winstar and Sprint each accounted for 10% or more of total revenues in 1999. No other customer accounted for 10% or more of total revenues in any of these periods.

     Financial information relating to geographic areas for 1999-2001 is included in Note 11 of "Notes to Consolidated Financial Statements" of our Annual Report to Stockholders which information is incorporated by reference and filed as Exhibit 13.3.

BACKLOG

     Our backlog primarily consists of purchase orders for services, and products and software to ship within the next year. At December 31, 2001, 2000, and 1999, backlogs were approximately $25.5 million, $40.8 million, and $35.4 million, respectively. Included in the 2000 backlog was $11.9 million of shipments made to Winstar and a value-added reseller, or VAR, that was not recognized in 2001 due to non-collectibility. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty. Cancelation or reduction of pending purchase orders could seriously harm our future revenues.

SALES, MARKETING, AND CUSTOMER SUPPORT

     Our products are marketed worldwide directly to telecommunications companies and indirectly through OEMs, distributors, and sales representatives.

     Our U.S. sales, marketing, and customer service groups conduct activities from our corporate headquarters in California, and regional offices in Kansas, Illinois, Connecticut, Florida, Texas, and Virginia. Our U.S. sales personnel are dedicated to specific customer accounts across our U.S. customer base. In addition to direct calls to service providers, sales to customers often involve marketing through consulting engineers who are retained by independent telecommunications companies for engineering, specifications, and installation services.

     Our international sales channels include both direct sales to end users and indirect sales through global, regional and country OEMs, integrators, distributors and agents. Our international sales group consists of direct salespeople and technical, engineering, and support personnel located in the U.S., Canada, Mexico, Switzerland, France, and Australia.

     The U.S. and international sales organizations receive support from our product marketing organization for product commercialization, advertising, and marketing communications. Our product marketing organization is closely aligned with our customer market base to assess, capture, and deliver technical value propositions, product strategy applications, and technical marketing collateral.

     We maintain a customer support organization that provides our customers with high quality technical and administrative product support. We provide warranty service, as well as post-sales technical support, technical and operational training to customers, and technical pre-sales assistance to our sales representatives and distributors. In addition to our field technical service engineers, we also rely on various third party organizations to provide post-sales support to North American customers. We provide international customer support directly or through our authorized distributors. Training courses and materials are made available to customers either through student training or train-the-trainer programs.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing local loop products with advanced features for global telecommunications markets. The OmniMAX product family is designed as a modular firmware and hardware platform that can be configured and adapted to particular customer requirements. Development efforts include extensive attention to ease of installation and use by the customer. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on enhancements to the OmniMAX product family, such as fiber-to-the-curb capability, DSL service cards, ATM broadband infrastructure, soft switch interfaces and larger line size products. For international markets, efforts have been focused on an international standard for switch interfaces known as V5, ATM broadband infrastructure, and numerous country-specific customizations.

     Our industry is characterized by rapidly changing technological and market conditions which may shorten product life cycles. Our future competitive position depends partly on our ability to generate and introduce new technology and features to existing and new products for the OmniMAX product family. We are engaged in developing new features for the OmniMAX product family. During the product development process, we invest substantial resources in products that often require extensive field testing and evaluation before their introduction to the market. We have invested substantial engineering resources in the development of custom ASICs which we believe provide feature and price advantages for our products. These ASICs and the software that manages them create a core capability set that would require considerable effort to replicate.

     Research and development costs charged to expense were $61.4 million in 2001, $58.8 million in 2000, and $48.3 million in 1999. As a percentage of total revenues, research and development costs represented 19% in 2001, 14% in 2000, and 16% in 1999. The increase in 2001 research and development costs as a percentage of total revenues was largely the result of the decline in total revenues from 2000 to 2001. We consider our research and development efforts vital to our future success, and we plan to continue to support the development of new products, features and product cost reductions. We have research and development offices in California, Illinois, Florida, and Texas.

MANUFACTURING

     Manufacturing, system integration, and testing operations are performed at our manufacturing facility in Petaluma, California. Manufacturing operations consist primarily of final product assembly and testing. We rely on a number of vendors to manufacture subassemblies to strict specifications for use in our products. Quality is monitored at each stage of the production and supply process, including the selection of component vendors, receiving, assembly, final testing, packaging, and shipping. Functional, environmental, and systems testing and other quality assurance-related activities are performed on the subassemblies incorporated into the OmniMAX product family.

     Certain components used in our products are only available from a single source or limited number of vendors. Some of our sole-source vendors are companies which, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. These vendors supply a number of our competitors as well as us.

COMPETITION

     Our competitors range from small companies, both U.S. and international, to large multinational corporations. Principal competitors include: Compagnie Financiere Alcatel, Lucent Technologies Inc., and Marconi Communications Inc. Some of these competitors have more extensive financial, marketing, and technical resources than we do and enjoy superior name recognition in the market.

     Pursuant to a settlement agreement and related agreements entered into with the Industrial Technology Research Institute, an entity of the Republic of China, certain of its member companies have been granted specific rights to manufacture and sell the ETSI version of the narrowband UMC1000 outside of North America. These companies currently compete with us in international markets, primarily in China. In January 2005, upon termination of certain restrictions set forth in the agreements, these companies will have a worldwide, non-exclusive, royalty-free, irrevocable license to use a certain older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

     We believe rapid technological change, continuing regulatory change, and industry consolidation will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Moreover, we believe that technological and regulatory change will continue to attract new entrants to the market in which we compete.

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

     Over the past several years, we have made investments in several start-up ventures specializing in telecommunications technologies. In 1999, our investment in Cerent Corporation (Cerent) was converted into approximately 10.6 million shares of Cisco Systems, Inc. (Cisco) common stock, adjusted for a 2-for-1 stock split, as a result of Cisco acquiring Cerent. Upon the conversion, we recognized a non-operating gain of approximately $379.3 million. In February and May 2000, we entered into hedging transactions structured as costless collar agreements, or collars, to minimize the impact of potential adverse market risk on the Cisco stock we own. The collars provide us with a floor value of approximately $690.0 million for the shares if held to maturity. We are able to borrow up to the full present value of the floor value of the collars. In 2001, we implemented Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in the reclassification and recognition of gains in the Cisco shares and the related collars from accumulated other comprehensive income to non-operating income. As a result of the reclassification, we recognized $285.7 million in unrealized gains during 2001. See Note 2 of "Notes to Consolidated Financial Statements" in our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

     During the fourth quarter of 2001, we recorded a $2.3 million impairment in our investment in a development-stage company. Our net investment in this company totaled $4.3 million as of March 11, 2002. We believe macroeconomic conditions and an industry capital spending slowdown adversely affected the valuation of the company and led to the impairment.

     In the latter half of 2001, we entered into an OEM agreement with a privately held development stage company, (company) and made an investment in the company. Under the terms of the OEM agreement, we are authorized to use, promote, market and distribute the company's products in development of end to end solutions utilizing the products. Our investment includes an equity investment in the company's preferred stock and an option to acquire the company. We carry the investment at cost as we hold less than 20% ownership in the company and do not have the ability to exercise significant influence over the company's operations. Under the terms of the purchase option agreement, we may, at our sole discretion, elect at any time through April 2, 2002 to acquire for cash or stock, all of the outstanding shares of the company. Our determination as to whether to exercise the option will be based upon our assessment of the company's product development efforts and business prospects, as well as market conditions and other factors relevant to the company's business. If we do not exercise the option to acquire the company, and the company has achieved specified engineering and product development milestones, certain shareholders of the company hold a put option giving them the right to require us to purchase from them a specified series of the company's outstanding preferred stock for approximately $6.0 million. The put option becomes exercisable for 90 days after the expiration of our purchase option.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     Our products must comply with a significant number of voice and data regulations and standards which vary between U.S. and international markets, and vary by specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, or FCC, Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc., other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with standards and recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must comply with standards issued by ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

     In addition to maintaining our ISO 9001 certification since 1997, we have also been certified compliant with TL9000 since 2000. TL 9000 is a set of quality system standards based on best practice and business excellence models, specifically created by and for the telecommunications industry. TL 9000 includes all of the elements of the ISO 9001 Quality System Standard, plus a number of other requirements specific to the telecommunications industry. It adds additional focus on customer needs, strategic planning, and accountability. In addition to the TL 9000 Quality System Requirements, there are sets of measurements that TL 9000 registered companies must report. These measurements are based on customer satisfaction, and the quality of the hardware and software developed by the supplier. Included in our certification are products and services in the three classifications of TL 9000: hardware, software, and services.

ENVIRONMENTAL MATTERS

     Our operations and manufacturing processes are subject to federal, state, local, and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We believe that we are in compliance in all material respects with applicable environmental regulations.

PROPRIETARY RIGHTS AND LICENSES

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. No patents are currently held for the OmniMAX product family, but six patent applications are pending. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. See
Part I, Item 1 "Risk Factors That Might Affect Future Operating Results and Financial Condition" as it pertains to this matter in this Annual Report on Form 10-K. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

EMPLOYEES

     As of December 31, 2001, we had 843 employees. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike, or labor dispute. We believe relations with our employees are good.

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

  A NUMBER OF FACTORS COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND CAUSE VOLATILITY IN OUR STOCK PRICE.

     Our operations have been, and will continue to be, affected by a wide variety of factors, many of which are outside our control. These factors include, but are not limited to, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix and our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

     We sell our OmniMAX product family primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. As a result, the timing of product shipment is often difficult to forecast. A portion of our equipment is usually installed in outdoor locations, so shipments of the system can be subject to the effects of seasonality, with fewer installation projects scheduled for the winter months. Many of our customers spend greater amounts of their calendar-year capital budgets during our fourth quarter and utilize the inventory build-up in the following first quarter. These factors may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries can be affected by delays and reductions in planned project deployment, currency fluctuations, reductions in capital availability, priority changes in government budgets, delays in receiving government approvals, and the political environment.

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

     Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management's attention and resources from our operations. For a description of this type of litigation currently pending against us, see Part I, Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

  WE OPERATE IN A RAPIDLY CHANGING COMPETITIVE AND ECONOMIC ENVIRONMENT. IF WE ARE UNABLE TO ADAPT QUICKLY TO THESE CHANGES, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED.

     The telecommunications equipment market is undergoing rapid competitive and economic changes, the full scope and nature of which are difficult to predict. We believe that technological and regulatory change will continue to attract new entrants to the market in which we compete. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This would require that we reduce the prices of our products or risk losing market share. A competitor's customer may acquire one of our customers and shift all capital spending to our competitor, possibly resulting in material reductions to our revenues and net income.

     Many of our competitors are in a better position to withstand reductions in customers' capital spending. These competitors often have broader product portfolios and market share and may not be as susceptible to downturns in the telecommunications industry. These competitors offer products directly competing with our product portfolio and also provide comprehensive ranges of other access systems. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions for all its product needs. Reductions in our customers' capital spending could materially reduce our revenues and net income.

     Our principal competitors include:Compagnie Financiere Alcatel, Lucent Technologies Inc., and Marconi Communications Inc. Some of our competitors have more extensive financial, marketing, and technical resources than we do and enjoy superior name recognition in the market.

     Various member companies of the Industrial Technology Research Institute, with whom we currently compete in international markets, primarily in China, have been granted specific rights to manufacture and sell the ETSI version of our narrowband UMC1000 product outside of North America. Upon termination of certain restrictions in January 2005, these member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

     Continued growth in the broadband access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, a positive regulatory environment for larger ILEC customers, and the continued funding of emerging local service carriers by large communications equipment providers. The compounding effect of the current economic contraction, current regulatory action or inaction, and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could seriously harm our revenues and net income.

  WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES. IF WE LOSE ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS OR EXPERIENCE A DECREASE IN THE LEVEL OF SALES TO ANY OF THESE CUSTOMERS, OUR REVENUES AND NET INCOME COULD DECLINE.

     Sprint accounted for 10% or more of total revenues in 2001, and Winstar and Sprint each accounted for 10% or more of total revenues in both 2000 and 1999. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 44%, 49%, and 47% of total revenues in 2001, 2000, and 1999, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing several large accounts rather than many small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar decreased in 2001 as a result of their deteriorated financial condition and filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, excess and obsolete inventory, and increase our dependency on our remaining significant customers.

  OUR REVENUES DEPEND ON THE CAPITAL SPENDING PROGRAMS AND FINANCIAL CAPABILITIES OF OUR SERVICE PROVIDER CUSTOMERS AND ULTIMATELY ON THE DEMAND FOR NEW TELECOMMUNICATIONS SERVICES FROM END USERS.

     Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include ILECs, NLECs, IOCs, and CLECs. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales, and result in slower payments or defaults on account. CLECs in particular have experienced difficulties in raising capital to build out their networks, which, along with the scale and complexity of providing DSL service, has contributed to a substantial slowdown in their capital spending. For example, the financial distress of Winstar and a VAR resulted in our non-recognition of approximately $11.9 million of revenues in the first quarter of 2001, and an increase in our allowance for doubtful accounts of approximately $9.3 million with respect to the VAR. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

  WE MAY BE UNABLE TO SELL CUSTOMER-SPECIFIC INVENTORY WHICH COULD RESULT IN LOWER GROSS PROFIT MARGINS AND NET INCOME.

     Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers' requirements change, or we experience delays or cancelation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. In the fourth quarter of 2001, we recorded an $18.0 million write-down to cost of revenues for excess and obsolete inventory, much of which was customer-specific inventory. We also recognized a $12.0 million accrual to cost of revenues in the fourth quarter of 2001 for long-term purchase agreements with contract manufacturers, much of which was incurred for specific customers. In the first quarter of 2001, we increased our inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs. Write-downs and accruals for unrealizable inventory negatively impacts our gross profit margins and net income.

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

  RECENT AND FUTURE ACQUISITIONS MAY COMPROMISE OUR OPERATIONS AND FINANCIAL RESULTS.

     As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities and the incurrence of additional debt costs. The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in one or more periods. We have limited experience in acquiring and integrating outside companies. In the process of making an acquisition, we may suffer disruption to our business, become exposed to unknown liabilities of acquired companies, or fail to successfully integrate another company, its products and technologies, or its personnel. The effects of these events could harm our business, financial condition, and results of operations.

  WE ARE SUBJECT TO NUMEROUS AND CHANGING REGULATIONS AND INDUSTRY STANDARDS. IF OUR PRODUCTS DO NOT MEET THESE REGULATIONS OR ARE NOT COMPATIBLE WITH THESE STANDARDS, OUR ABILITY TO SELL OUR PRODUCTS COULD BE SERIOUSLY HARMED.

     Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the FCC, Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc., other independent third party testing organizations, and by independent telecommunications companies. In international markets, our products must comply with recommendations issued by the Consultative Committee on International Telegraph and Telephony, Industry Canada, and individual regional carriers' network operating system requirements and specifications. Our products must also comply with standards issued by the ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

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

     In 1996, the U.S. Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of existing services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income. Regulatory issues stemming from the 1996 Telecommunications Act include conflicting state and federal regulations for DSL deployment, and it is unclear when resolution will take place. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for our products. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

  WE FACE RISKS ASSOCIATED WITH INTERNATIONAL MARKETS AND DISTRIBUTION CHANNELS.

     International sales constituted 14% of our total revenues in 2001, 11% in 2000, and 11% in 1999. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

     We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. In the fourth quarter of 2001, we closed our sales and representative offices in Hong Kong, Shanghai, and London. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurance that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins, in some cases, have been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels may reduce our overall gross profit margins and net income.

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

     We must comply with various country-specific standards and regulations to compete in certain markets. Some international network standards vary from those of the U.S., and our product family may be incompatible with the legacy infrastructure. This could hamper our ability to sell our product family into certain countries. If our existing international customers adopt non-U.S.-compliant network standards, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets, which could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income.

  WE MAY BE UNABLE TO SECURE NECESSARY COMPONENTS AND SUPPORT BECAUSE WE DEPEND UPON A LIMITED NUMBER OF THIRD PARTY MANUFACTURERS AND SUPPORT ORGANIZATIONS, AND IN SOME CASES WE RELY UPON SOLE SOURCE SUPPLIERS.

     Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. During the worldwide telecommunications market expansion in the late 1990's, many component suppliers placed critical components on worldwide allocation. During 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components could significantly limit our ability to meet scheduled product deliveries to our customers and increase our expenses, which would seriously harm our business and results of operations.

  OUR FAILURE TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND ADDRESS TECHNOLOGICAL ADVANCES WOULD LIMIT OUR FUTURE REVENUES.

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

     Our success will depend upon our ability to enhance the OmniMAX product family through the development of new technology and to develop and introduce, on a timely basis, new products or new product feature enhancements. From time to time, we or our competitors may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the OmniMAX product family causing customers to defer purchases of our equipment. If we fail to respond on a cost-effective and timely basis to technological advances in the telecommunications industry, we may experience diminished market acceptance and reduced sales of our products, and our business would be seriously harmed.

  OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED ERRORS WHICH COULD RESULT IN SIGNIFICANT UNEXPECTED EXPENSE.

     Our products contain a significant amount of complex hardware, firmware, and software that may contain undetected errors that may become apparent as product features are introduced, or as new versions are released. It is possible that, despite significant testing, hardware, firmware, or software errors will be found in our products after commencement of shipments resulting in delays or cancelation of customer orders, payment of contract penalties to customers, warranty costs or the loss of market acceptance and revenues.

  OUR PRODUCT LINE IS CONCENTRATED IN A SINGLE FAMILY OF PRODUCTS AND A DECLINE IN DEMAND FOR THESE PRODUCTS WOULD RESULT IN DECREASED REVENUES AND NET INCOME.

     Substantially all of our revenues are derived from the OmniMAX product family, and we expect this concentration will continue in the foreseeable future. Any decrease in prices or sales levels could result in decreased revenues and lower net income. Factors potentially affecting sales prices and demand for our products include price competition, new product introductions or announcements by competitors, or product obsolescence, among others.

  FAILURE OR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE, WHICH COULD RESULT IN DECREASED REVENUES.

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although six patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

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

ITEM 2.  PROPERTIES

     We lease five buildings in Petaluma, California Two of these buildings are subleased; the other three, a total of approximately 374,000 square feet, house the principal executive offices, as well as administrative, sales, marketing, product development, manufacturing, and distribution functions. In addition to our Petaluma facilities, we lease domestic properties in Miramar, Florida (research and development), Richardson, Texas (sales, and research and development), Buffalo Grove, Illinois (research and development, and technical assistance), Largo, Florida, and several other locations for sales and technical assistance. As of January 1, 2002, we have sublet the Largo facility. Internationally, we occupy leased offices for sales and sales support functions in: Paris, France; Fribourg, Switzerland; Mexico City, Mexico; and Sydney, Australia.

     We utilized approximately 68% of our total available space as of March 11, 2002. We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our level of operations anticipated in 2002. In addition, we believe that appropriate additional facilities will be available to accommodate growth as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Securities Litigation. Various class action lawsuits were filed in the U.S. District Court for the Northern District of California against AFC and certain of our current and former officers and directors between July 2, 1998 and August 17, 1998. On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint (CAC) was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints allege various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and seek an unspecified amount of damages.

     Defendants filed motions to dismiss the CAC and the two individual complaints. On March 24, 2000, the court granted defendants' motions to dismiss with leave to amend. On June 2, 2000, plaintiffs in the consolidated class action served their Second Amended Class Action Complaint (SAC). On June 14, 2000, the individual plaintiffs each respectively filed second amended complaints. On June 30, 2000, defendants moved to dismiss the SAC. By stipulated order, the filing of motions was stayed in the two individual cases pending resolution of the defendants' motion to dismiss. On February 15, 2001, the court granted the motion to dismiss the SAC with leave to amend. On March 19, 2001, plaintiffs in the consolidated class action served their Third Amended Class Action Complaint (TAC). Defendants moved to dismiss the TAC, and, on May 29, 2001, the court granted in part and denied in part this motion with leave to amend. On July 2, 2001, plaintiffs in the consolidated class action served their Fourth Amended Class Action Complaint (FAC). In addition, on July 12, 2001, the individual plaintiffs each respectively served third amended complaints. Defendants moved to dismiss the FAC, and, on August 21, 2001, the court granted in part and denied in part this motion. On September 13, 2001, defendants filed an answer to the remaining allegations in the FAC. On October 15, 2001, defendants filed motions to dismiss the individual third amended complaints, and, on December 19, 2001, the court granted defendants' motions to dismiss with leave to amend. On or about January 17, 2002, the individual plaintiffs each respectively filed and served fourth amended complaints. On February 15, 2002, defendants filed motions to dismiss these fourth amended complaints. Limited discovery has occurred.

     Based on current information, we believe the lawsuits are without merit and that we have meritorious defenses to the actions. Accordingly, we are vigorously defending the litigation. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In addition, although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

     Statements contained herein that are forward-looking, including statements regarding the potential impact of pending litigation, reflect our current view with respect to future events and involve risks and uncertainties. These risks and uncertainties may cause actual results to be materially different from any future result that may be suggested, expressed or implied by these forward-looking statements. Such risks and uncertainties include, but are not limited to, a change in relevant and applicable law which can affect the outcome of this litigation, newly discovered information which may support some or all of the plaintiffs' allegations, and the general risks and uncertainties that accompany any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market, or Nasdaq, using the symbol AFCI. Our common stock price is listed daily in "The Wall Street Journal" and other publications by the abbreviation AdvFibComm.

     The following table lists the high and low closing sales prices of our common stock as reported by Nasdaq for each full quarterly period of the two most recent fiscal years:

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2001:
First Quarter (through March 31)............................  $24.94   $14.31
Second Quarter (through June 30)............................   24.04    11.94
Third Quarter (through September 29)........................   27.90    14.58
Fourth Quarter (through December 29)........................   22.47    14.26

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2000:
First Quarter (through March 25)............................  $85.00   $34.88
Second Quarter (through June 24)............................   81.31    39.44
Third Quarter (through September 30)........................   58.75    34.00
Fourth Quarter (through December 30)........................   39.38    15.63

     On March 11, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $19.10 per share. As of March 11, 2002, there were approximately 411 record holders, or brokerage firms, holding our common stock.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently intend to utilize all of our earnings, if any, in our operations, and we do not anticipate the payment of cash dividends in the foreseeable future.

ISSUANCE OF UNREGISTERED SECURITIES

     None.

OTHER INFORMATION

     None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is set forth on page 18 of our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 19 - 29 of our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth on pages 29-30 of our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages 31 - 48 of our 2001 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     Executive officers are selected by, and serve at the discretion of, the board of directors. No family relationships exist between any of the executive officers or directors. The following table sets forth certain information with respect to each person who is an executive officer, key employee, or director.

NAME                                      AGE                     POSITION
----                                      ---                     --------
EXECUTIVE OFFICERS
John A. Schofield......................   53    Chairman of the Board, President, and Chief
                                                Executive Officer
Keith E. Pratt.........................   39    Senior Vice President, Chief Financial
                                                Officer, and Assistant Secretary
Mehmet N. Balos........................   46    Senior Vice President, Global Sales,
                                                Marketing, and Customer Service
R. Leon Blackburn......................   56    Vice President, Corporate Controller
KEY EMPLOYEES
Charles C. Geiger......................   37    Vice President, Operations and Quality
Donald B. McCullough...................   42    Vice President, Product Planning and
                                                Management
Amy M. Paul............................   33    Vice President, General Counsel and
                                                Corporate Secretary
Victoria L. Perrault...................   48    Vice President, Administrative Services
Jeffrey S. Rosen.......................   38    Vice President, Operations
E. James Sackman.......................   41    Vice President, Chief Technology Officer
Doak K. Smailer........................   44    Vice President, Quality
Jorge A. Valdes........................   40    Vice President, Engineering
Robert G. Yates........................   59    Vice President, International Sales
OUTSIDE DIRECTORS
Donald Green(3)........................   70    Director
Ruann F. Ernst(1)(3)(4)................   55    Director
Clifford H. Higgerson(2)...............   62    Director
William L. Keever(2)(4)................   56    Director
Martin R. Klitten(1)...................   57    Director
Dan Rasdal(1)(3).......................   68    Director
Alex Sozonoff(1)(2)(3).................   63    Director

---------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Member of the Governance Committee

     John A. Schofield was elected to serve as Chairman of the Board in October 2001. Mr. Schofield joined AFC in March 1999 as President and Chief Executive Officer, and was appointed to the board of directors in May 1999. From 1995 to 1999, Mr. Schofield held several senior management positions with ADC Telecommunications, Inc. including Senior Vice President, President of the Integrated Solutions Group, and Managing Director of Asia Pacific/Latin America. Mr. Schofield is also a director of Integrated Device Technology, Inc.

     Keith E. Pratt was promoted to Vice President, Chief Financial Officer, and Assistant Secretary in December 1999, and was promoted to Senior Vice President in December 2000. Mr. Pratt joined AFC in September 1997 as Director of Corporate Development and served in this position until his promotion in 1999. Prior to joining AFC, Mr. Pratt was Director of the Corporate Strategy and Business Development Group with Pacific Telesis from 1995 to 1997. Mr. Pratt is a director of one private company.

     Mehmet N. Balos was appointed Senior Vice President Global Sales, Marketing, and Customer Service in June 2001. Mr. Balos joined AFC in July 1999 as Vice President, Global Marketing and was appointed to Vice President, North American Sales in addition to his marketing responsibilities in October 1999. Mr. Balos was promoted to Senior Vice President, Global Marketing and North American Sales in July 2000. Prior to joining AFC, Mr. Balos served as Vice President of Access Marketing, Sales and Services worldwide with Ericsson LM Telephone Company from 1997 to 1999 and General Manager for Pirelli Telecom Systems Group from 1995 to 1997.

     R. Leon Blackburn joined AFC in September 2000 as Vice President and Corporate Controller. From 1993 to 2000, Mr. Blackburn served as Assistant Controller at AirTouch Communications, Inc. a wireless communications company, which was acquired by United Kingdom-based Vodafone in 1999.

     Charles C. Geiger was promoted to Vice President, Operations and Quality in June 2001. Mr. Geiger joined AFC in November 1998 as Regional Vice President, International Operations, and was promoted to Vice President, Global Customer Service in July 1999. Prior to joining AFC, Mr. Geiger was employed with DSC Communications Corporation (DSC) from 1996 through 1998 where he held several senior marketing and sales positions and was based out of DSC's Denmark and UK facilities.

     Donald B. McCullough joined AFC in December of 2000 as Vice President, Product Planning and Management. Prior to AFC, Mr. McCullough served as Director of Product Marketing at Westwave Communications from 1999 to December 2000. He also previously served as Director of Product Management for PairGain Technologies from 1998 to 1999 and held various management positions with BroadBand Technologies from 1989 to 1998.

     Amy M. Paul was promoted to Vice President and General Counsel in February 1999 and appointed Corporate Secretary in May 1999. Ms. Paul joined AFC in 1995 as Director, Contracts and Legal Affairs.

     Victoria L. Perrault was promoted to Vice President, Administrative Services in December 1999. Ms. Perrault joined AFC in March 1996 as the Human Resource Manager, and was promoted to Director of Human Resources in August 1996.

     Jeffrey S. Rosen joined AFC in March 2000 as Vice President, Operations. Prior to joining AFC, Mr. Rosen served as a Director at Solectron Corporation in various operations and supply chain management roles from 1996 to 2000. Mr. Rosen was a Senior Associate with Booz, Allen & Hamilton from 1993 to 1996.

     E. James Sackman was promoted to Vice President and Chief Technology Officer in June 2000. Mr. Sackman joined AFC in April 1997 as Director of Hardware Engineering. He also held the position of Chief Technologist from 1999 until 2000. Prior to joining AFC, Mr. Sackman spent 12 years at Racal-Datacom in various positions, including Engineering Director for Remote Access Server products and ATM Systems Architect.

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

     Donald Green is a co-founder of AFC and served as Chairman of the Board from 1992 to October 2001. Donald Green has reached the board's retirement age of 70 and will officially announce his retirement at the 2002 Annual Meeting of Stockholders. Mr. Green will continue to serve on the board until that time. Mr. Green served as Chief Executive Officer from June 1998 to March 1999 and from May 1992 to June 1997. Mr. Green is also a director of TCSI Corporation, CoSine Communications, and four private companies.

     Ruann F. Ernst has served as a Director since 1998. From June 1998 through January 2002, Dr. Ernst served as Chief Executive Officer of an e-business delivery network, Digital Island, Inc., a Cable & Wireless company. Dr. Ernst was Chairperson of the Board of Digital Island from December 1999 through July 2001 when the company was acquired by Cable & Wireless Plc. Dr. Ernst served as President of Digital Island from June 1998 through December 1999. From June 1994 through 1998, Dr. Ernst served as General Manager, Financial Services Business Unit, for Hewlett-Packard Company, an electronics equipment and computer company. Dr. Ernst is also a director of Sphinx International Inc., one private organization, and three non-profit boards.

     Clifford H. Higgerson has served as a Director since 1993. Mr. Higgerson has served as a general partner of ComVentures, a venture capital firm, since 1987 and as a general partner of Vanguard Venture Partners, a venture capital firm since July 1991. Mr. Higgerson is also a director of Tut Systems, Inc. and seven private companies.

     William L. Keever was elected to our board in June 2001. Mr. Keever is the Chief Executive Officer of Vodafone Asia, a wireless telecommunications company. Mr. Keever was President of Vodafone Americas Asia from 2000 until January 2002 when he was promoted to Chief Executive Officer. From 1999 to 2000, Mr. Keever was Executive Vice President, Network and Systems Operations for AirTouch Cellular. From 1998 to 1999, Mr. Keever was President of AirTouch International and from 1997 to 1998 he was Executive Vice President, German Operations for AirTouch Communications, Inc. Mr. Keever is also a director of Iusacell, Japan Telecom, and one private company.

     Martin R. Klitten was elected to our board in October 2001. Mr. Klitten was Executive Vice President for Chevron Corporation from August 2000 to September 2001, when he retired. From 1989 through August 2000, Mr. Klitten served as Chevron's Vice President of Finance, and Chief Financial Officer.

     Dan Rasdal has served as a Director since 1993. Mr. Rasdal served as a director of Symmetricom, Inc., a telecommunications company, from 1985 to 2000. From 1985 to July 1998, Mr. Rasdal was Chairman of the Board, President, and Chief Executive Officer of Symmetricom. Mr. Rasdal is also a director of Celeritek, Inc.

     Alex Sozonoff has served as a Director since October 1997. Mr. Sozonoff currently provides consulting services as a senior advisor to Hewlett-Packard Company, an electronics equipment and computer company. Mr. Sozonoff served as Vice President of Customer Advocacy for Hewlett-Packard from 1998 to February 2002, when he retired. From 1994 to 1998, he was Vice President of Marketing for Hewlett-Packard.

     Our bylaws call for a board of directors composed of a minimum of seven directors and a maximum of nine; the number currently authorized is eight. The terms of office of the board of directors are divided into three classes:

     - Clifford H. Higgerson, William L. Keever, and Alex Sozonoff are Class I Directors, and their terms will expire at the annual meeting of the stockholders in 2003.

     - Ruann F. Ernst and John A. Schofield are Class II Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2004.

     - Donald Green, Martin R. Klitten, and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of the stockholders to be held in 2002.

     At each annual meeting of stockholders, the newly elected directors' terms begin on the date of election and qualification, and continue for three years through the third annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

     Directorships are distributed equally among the three classes so that, as nearly as possible, each class is equally weighted and represented.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Directors, executive officers, and individuals owning more than 10 percent of our common stock are required to file initial reports of ownership and changes in ownership with the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended. The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 2001, and based also on written representations from those persons, we believe that there was compliance with Section 16(a) filing requirements for 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in our 2002 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in our 2002 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in our 2002 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K or which are incorporated herein by reference:

     1.  Financial Statements:

     As of December 31, 2001 and 2000:
          - Consolidated Balance Sheets

     For the Years Ended December 31, 2001, 2000, and 1999:
        - Consolidated Statements of Income
        - Consolidated Statements of Stockholders' Equity and Comprehensive
          Income
        - Consolidated Statements of Cash Flows

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

     3(a).  Exhibits:

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
 3.3.1     Fifth Amended and Restated Certificate of Incorporation of
           the Registrant.(2)
 3.3.2     Certificate of Designation of Series A Junior Participating
           Preferred Stock.(4)
 3.5       Amended and Restated Bylaws of the Registrant.
 4.1       Specimen Certificate of Common Stock.(1)
 4.3       Certificate of Incorporation of the Registrant (included in
           Exhibit 3.3.1).
 4.4       Rights Agreement dated as of May 13, 1998 between the
           Registrant and BankBoston, N.A.(4)
 4.5       Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A.(5)
10.10      Compensation Agreement, dated March 23, 1999 between the
           Registrant and John A. Schofield.(6)
10.11      Hangzhou Aftek Communication Registrant Ltd. Contract, dated
           June 18, 1994 between Advanced Fibre Technology
           Communication (Hong Kong) Limited and Hangzhou Communication
           Equipment Factory of the MPT., HuaTong Branch.(1)+
10.15      Redwood Business Park Net Lease, dated June 3, 1996 between the Registrant and G & W/ Redwood Associates Joint Venture,
           for the premises located at Buildings 1 & 9 of Willow Brook
           Court.(1)
10.17      Form of Indemnification Agreement for Executive Officers and
           Directors of the Registrant.(1)
10.18      The Registrant's 1993 Stock Option/Stock Issuance Plan, as
           amended (1993 Plan).(1)
10.19      Form of Stock Option Agreement pertaining to the 1993
           Plan.(1)
10.20      Form of Notice of Grant of Stock Option pertaining to the
           1993 Plan.(1)
10.21      Form of Stock Purchase Agreement pertaining to the 1993
           Plan.(1)
10.22      The Registrant's 1996 Stock Incentive Plan (1996 Plan).(1)
10.23      Form of Stock Option Agreement pertaining to the 1996
           Plan.(1)
10.23.1    Form of Automatic Stock Option Agreement pertaining to the
           1996 Plan.(1)
10.24      Form of Notice of Grant of Stock Option pertaining to the
           1996 Plan.(1)
10.24.1    Form of Notice of Grant of Non-Employee Director Automatic
           Stock Option pertaining to the 1996 Plan.(1)
10.25      Form of Stock Issuance Agreement pertaining to the 1996
           Plan.(1)
10.26      The Registrant's Employee Stock Purchase Plan.(1)
10.31      Cypress Center Net Lease, dated October 9, 1997 between the
           Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(3)
10.33      Redwood Business Park Net Lease, dated September 22, 1999
           between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North.(7)
10.35      Master Stock Purchase Agreement and Pledge Agreement
           Specialized Term Appreciation Retention Sale (STARS) dated
           February 9, 2000 between the Registrant and Bank of America,
           N.A.(8)
13.1       Selected Consolidated Financial Data from the 2001 Annual
           Report to Stockholders.
13.2       Management's Discussion and Analysis of Financial Condition
           and Results of Operations from the 2001 Annual Report to
           Stockholders.
13.3       Financial Statements and Supplementary Data from the 2001
           Annual Report to Stockholders.
21.1       Subsidiaries of the Registrant.(1)
23.1       Report on Schedule and Consent of KPMG LLP.
24.1       Power of Attorney.

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

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

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

(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

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

March 20, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE AND TITLE                                     DATE
              -------------------                                     ----



             /s/ JOHN A. SCHOFIELD                               March 20, 2002
------------------------------------------------
               John A. Schofield
             Chairman of the Board




                /s/ DONALD GREEN                                 March 20, 2002
------------------------------------------------
                  Donald Green
                    Director




               /s/ RUANN F. ERNST                                March 20, 2002
------------------------------------------------
                 Ruann F. Ernst
                    Director




           /s/ CLIFFORD H. HIGGERSON                             March 20, 2002
------------------------------------------------
             Clifford H. Higgerson
                    Director




             /s/ WILLIAM L. KEEVER                               March 20, 2002
------------------------------------------------
               William L. Keever
                    Director




             /s/ MARTIN R. KLITTEN                               March 20, 2002
------------------------------------------------
               Martin R. Klitten
                    Director




                 /s/ DAN RASDAL                                  March 20, 2002
------------------------------------------------
                   Dan Rasdal
                    Director




               /s/ ALEX SOZONOFF                                 March 20, 2002
------------------------------------------------
                 Alex Sozonoff
                    Director

              SIGNATURE AND TITLE                                     DATE
              -------------------                                     ----





               /s/ KEITH E. PRATT                                March 20, 2002
------------------------------------------------
                 Keith E. Pratt
Senior Vice President, Chief Financial Officer,
            and Assistant Secretary
         (Duly Authorized Signatory and
          Principal Financial Officer)




             /s/ R. LEON BLACKBURN                               March 20, 2002
------------------------------------------------
               R. Leon Blackburn
      Vice President, Corporate Controller
         (Duly Authorized Signatory and
         Principal Accounting Officer)

                      ADVANCED FIBRE COMMUNICATIONS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                          ---------------------
                                             BALANCE AT   CHARGED TO   CHARGED    DEDUCTIONS    BALANCE
ALLOWANCE FOR                                BEGINNING    COSTS AND    TO OTHER      FROM      AT END OF
DOUBTFUL ACCOUNTS                            OF PERIOD     EXPENSES    ACCOUNTS   ALLOWANCE     PERIOD
-----------------                            ----------   ----------   --------   ----------   ---------
Year ending December 31, 1999..............   $ 1,136        1,050          --        (304)     $ 1,882
Year ending December 31, 2000..............     1,882          600          --        (534)       1,948
Year ending December 31, 2001..............     1,948       10,261          58     (11,315)         952

                                                               ADDITIONS
                                                         ---------------------
RESERVE FOR                                 BALANCE AT   CHARGED TO   CHARGED    DEDUCTIONS    BALANCE
INVENTORIES AND                             BEGINNING    COSTS AND    TO OTHER      FROM      AT END OF
PURCHASE COMMITMENTS                        OF PERIOD     EXPENSES    ACCOUNTS    RESERVE      PERIOD
--------------------                        ----------   ----------   --------   ----------   ---------
Year ending December 31, 1999.............   $ 4,951        7,221        (113)     (4,051)     $ 8,008
Year ending December 31, 2000.............     8,008       10,150         635      (2,905)      15,888
Year ending December 31, 2001.............    15,888       38,906        (329)     (4,616)      49,849

                                                               ADDITIONS
                                                         ---------------------
                                            BALANCE AT   CHARGED TO   CHARGED    DEDUCTIONS    BALANCE
ALLOWANCE FOR                               BEGINNING    COSTS AND    TO OTHER      FROM      AT END OF
CUSTOMER RETURNS                            OF PERIOD     EXPENSES    ACCOUNTS    RESERVE      PERIOD
----------------                            ----------   ----------   --------   ----------   ---------
Year ending December 31, 1999.............   $ 1,953       (1,176)         --          --      $   777
Year ending December 31, 2000.............       777          945          --          --        1,722
Year ending December 31, 2001.............     1,722       (1,171)         --          --          551

                                                               ADDITIONS
                                                         ---------------------
                                            BALANCE AT   CHARGED TO   CHARGED    DEDUCTIONS    BALANCE
                                            BEGINNING    COSTS AND    TO OTHER      FROM      AT END OF
WARRANTY RESERVE                            OF PERIOD     EXPENSES    ACCOUNTS    RESERVE      PERIOD
----------------                            ----------   ----------   --------   ----------   ---------
Year ending December 31, 1999.............   $ 6,563        8,910          --      (6,575)     $ 8,898
Year ending December 31, 2000.............     8,898       10,100      (1,111)     (6,290)      11,597
Year ending December 31, 2001.............    11,597        9,307          --      (8,265)      12,639

                      ADVANCED FIBRE COMMUNICATIONS, INC.

INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K:

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
   3.5    Amended and Restated Bylaws of the Registrant
  13.1    Selected Consolidated Financial Data from the 2001 Annual
          Report to Stockholders.
  13.2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations from the 2001 Annual Report to
          Stockholders.
  13.3    Financial Statements and Supplementary Data from the 2001
          Annual Report to Stockholders.
  23.1    Report on Schedule and Consent of KPMG LLP.
  24.1    Power of Attorney.