Form 10-Q
period 2002-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-05-02
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X] No [   ]

As of April 29, 2002, 82,506,941 shares of common stock were outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues	$80,264	$82,211
Cost of revenues	42,662	48,648

Gross profit	37,602	33,563

Operating expenses:
Research and development	13,363	15,966
Sales and marketing	11,412	12,831
General and administrative	6,497	16,368

Total operating expenses	31,272	45,165

Operating income (loss)	6,330	(11,602)
Other income:
Unrealized gain on Cisco investment	2,460	250,509
Other income, net	2,122	2,949

Total other income	4,582	253,458

Income before income taxes	10,912	241,856
Income taxes	3,492	91,905

Net income	$7,420	$149,951

Basic net income per share	$0.09	$1.85

Shares used in basic per share computations	82,354	80,963

Diluted net income per share	$0.09	$1.80

Shares used in diluted per share computations	83,932	83,101

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$129,828	$39,528
Cisco marketable securities and related collars	672,948	670,489
Other marketable securities	184,183	245,725
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $952, respectively	65,651	58,528
Inventories, net	23,547	29,711
Other current assets	21,672	35,897

Total current assets	1,097,829	1,079,878
Property and equipment, net	53,888	56,608
Other assets	11,889	13,056

Total assets	$1,163,606	$1,149,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,594	$9,969
Accrued liabilities	74,302	73,624
Deferred tax liabilities	222,975	222,176

Total current liabilities	308,871	305,769
Long-term liabilities	2,945	2,896
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 82,432,439 and 82,113,830 shares issued and outstanding in 2002 and 2001, respectively	824	821
Additional paid-in capital	291,969	287,937
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	700	1,242
Retained earnings	558,353	550,933

Total stockholders’ equity	851,790	840,877

Total liabilities and stockholders’ equity	$1,163,606	$1,149,542

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$7,420	$149,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,161	4,826
Unrealized gain on Cisco investment	(2,460)	(250,509)
Tax related to SFAS No. 133 reclass of Cisco investment	—	106,776
Deferred income taxes	1,138	(9,227)
Allowance for doubtful accounts	400	9,301
Tax benefit from option exercises	347	547
Accrual for purchase commitments	—	1,412
Loss on disposal of fixed assets	328	510
Changes in operating assets and liabilities:
Other current assets	14,225	5,675
Accounts receivable	(7,523)	24,063
Inventories	6,164	(2,027)
Long-term assets	1,145	1,407
Accounts payable	1,625	(9,585)
Accrued and other liabilities	727	(10,437)

Net cash provided by operating activities	27,697	22,683

Cash flows from investing activities:
Purchases of marketable securities	(197,671)	(176,579)
Sales of marketable securities	139,313	112,795
Maturities of marketable securities	119,020	62,694
Purchases of property and equipment	(1,747)	(4,475)

Net cash provided by (used in) investing activities	58,915	(5,565)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options	3,688	3,446

Net cash provided by financing activities	3,688	3,446

Increase in cash and cash equivalents	90,300	20,564
Cash and cash equivalents, beginning of period	39,528	8,368

Cash and cash equivalents, end of period	$129,828	$28,932

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Note 2 Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. SFAS No. 142 became effective for us in January 2002. Our implementation of these statements has not had a material impact on our results of operations or financial position.

Note 3 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$13,524	$12,909
Work-in-progress	1,059	993
Finished goods	8,964	15,809

Inventories	$23,547	$29,711

Note 4 Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$7,420	$149,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1)
Unrealized gain (loss) on available-for-sale investments	(542)	988
Recognized gain previously reported in other comprehensive income	—	(167,426)

Total comprehensive income	$6,878	$(16,448)

Note 5 Commitments and Contingencies

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

Defendants filed motions to dismiss the CAC and the two individual complaints. On March 24, 2000, the court granted defendants’ motions to dismiss with leave to amend. On June 2, 2000, plaintiffs in the consolidated class action served their Second Amended Class Action Complaint (SAC). On June 14, 2000, the individual plaintiffs each respectively filed second amended complaints. On June 30, 2000, defendants moved to dismiss the SAC. By stipulated order, the filing of motions was stayed in the two individual cases pending resolution of the defendants’ motion to dismiss. On February 15, 2001, the court granted the motion to dismiss the SAC with leave to amend. On March 19, 2001, plaintiffs in the consolidated class action served their Third Amended Class Action Complaint (TAC). Defendants moved to dismiss the TAC, and, on May 29, 2001, the court granted in part and denied in part this motion with leave to amend. On July 2, 2001, plaintiffs in the consolidated class action served their Fourth Amended Class Action Complaint (FAC). In addition, on July 12, 2001, the individual plaintiffs each respectively served third amended complaints. Defendants moved to dismiss the FAC, and, on August 21, 2001, the court granted in part and denied in part this motion. On September 13, 2001, defendants filed an answer to the remaining allegations in the FAC. On October 15, 2001, defendants filed motions to dismiss the individual third amended complaints, and, on December 19, 2001, the court granted defendants’ motions to dismiss with leave to amend. On or about January 17, 2002, the individual plaintiffs each respectively filed and served fourth amended complaints. On February 15, 2002, defendants filed motions to dismiss these fourth amended complaints. The hearing on these motions to dismiss is currently set for May 6, 2002. Limited discovery has occurred.

Based on current information, we believe the lawsuits are without merit and that we have meritorious defenses to the actions. Accordingly, we are vigorously defending the litigation. Depending on the amount and timing, an unfavorable resolution of this matter could materially affect our future results of operations or cash flows in a particular period. In addition, although it is reasonably possible we may incur a loss upon the conclusion of this claim, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In connection with these legal proceedings, we expect to incur substantial legal and other expenses. Such costs are charged to expense as incurred. Stockholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of management from the operations of AFC.

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

Note 6 Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Net income	$7,420	$149,951

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	82,354	80,963
Weighted average number of shares upon exercise of dilutive options	1,578	2,138

Shares used in diluted per share calculations	83,932	83,101

Basic net income per share	$0.09	$1.85

Diluted net income per share	$0.09	$1.80

Options to purchase 7,421,331 and 5,566,175 shares of common stock which were outstanding during the quarters ended March 31, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Note 7 Pending Acquisition

On March 27, 2002, we announced an agreement to acquire a privately-held, development-stage company, AccessLan Communications, Inc. (AccessLan). We are acquiring the San Jose, California-based company for its next-generation technology that will consolidate multiple network elements into a single, cost-effective platform for next-generation networks. In the latter half of 2001, we made an investment of $12.5 million in AccessLan, which we accounted for using the cost method. Under the acquisition agreement, we will acquire all of the outstanding shares of AccessLan that we do not already own for approximately $43 million in cash, as well as assume approximately $4 million in liabilities. Additionally, we will assume AccessLan’s option plan, which in the aggregate will provide option holders the right to purchase approximately 1.2 million shares of AFC common stock. We expect to complete the acquisition in the second quarter of 2002, subject to customary closing conditions.

Effective April 1, 2002, we changed our method of accounting for this investment from the cost method to the equity method. We will retroactively apply the equity method for our ownership interest in AccessLan as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We expect this will result in reductions to net income and to retained earnings for the quarter ended March 31, 2002, and for the year ended December 31, 2001, in the amounts of approximately $0.8 million and $0.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 13 in this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2 through 7 of this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2001. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are accessible at our Internet website http://www.afc.com. Information on our website is not part of this report.

Overview

We design, manufacture, and provide a family of products and services that offer broadband, wideband, and narrowband solutions for the portion of the telecommunications network between the service provider’s central office and end user businesses and homes. Our OmniMAX™ product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry.

On March 27, 2002 we announced an agreement to acquire AccessLan Communications, Inc. (AccessLan), a developer of carrier-class, multi-protocol network equipment designed for large scale networks. We are acquiring AccessLan for its next-generation technology that addresses asynchronous transfer mode switching, Ethernet, passive optical network, digital subscriber line, or DSL, and advanced Internet protocol markets. This technology is important to collapsing multiple network elements into a single, cost-effective platform for next-generation networks and will be incorporated into our new platform, the Telliant™ 5000. We will account for this transaction as a purchase and expect to close in our second quarter. The transaction has been approved by the board of directors of both companies, and is subject to customary closing conditions. Under the terms of our agreement with AccessLan, we will acquire all outstanding shares of AccessLan stock that we do not already own for approximately $43 million in cash as well as assume approximately $4 million in liabilities. Additionally, we will assume all options outstanding under AccessLan’s option plan, which in the aggregate, will provide such option holders the right to purchase approximately 1.2 million shares of our common stock.

We market our product family through our direct sales force, distributors, and value-added resellers. We sell our products primarily to service providers installing our equipment as part of their access networks. Our customers generally include national local exchange carriers, or NLECs, independent operating companies, or IOCs, large incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, and international carriers.

Our customers normally install a portion of the OmniMAX system in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. Historically, we have also experienced a weaker demand for our products during the beginning of the year as compared with the shipment levels in the preceding fourth quarter. This fluctuation is primarily the result of customer budget cycles. As a result of these factors, we believe that over time, revenues for the quarter ended March 31 will be lower than revenues in the preceding quarter ended December 31.

Our results of operations have been adversely affected by the downturn in the telecommunications industry and worldwide economies over the last year and a half. We believe current economic conditions may continue to cause customers to reduce and defer capital spending. During the several years prior to 2001, a substantial number of new service providers entered the market, investing heavily in network infrastructures and accelerating growth in the telecommunications equipment market. Beginning in 2001, many of these service providers encountered sharp declines in the amount of available capital funding, and a large number of the service providers’ businesses subsequently failed. These failures have resulted in a substantial decline in the demand for telecommunications equipment, including our products. Bankruptcies of some of these service providers resulted in sales of their assets, including our products, to third party bidders, at prices below their original cost. In addition, competition among bidders for these assets has resulted in delays in the restructuring of the failed service providers, which may delay the telecommunications industry recovery in the near term and continue to affect growth in our customers’ capital spending. We believe the current regulatory environment is causing delays in some of our customers’ investments in broadband services. We believe some of our larger customers are delaying deployment of DSL until regulatory issues stemming from the Telecommunications Act of 1996 are clarified. In the current environment, there exists conflicting state and federal regulations for DSL deployment, and it is unclear when resolution will take place.

On an ongoing basis, we attempt to balance our operating expenses with our decreased revenues. We focus on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Revenues. In the first quarter of 2002, total revenues, which include service revenues and royalties, were $80.3 million, or 2% less than the $82.2 million recorded in the same period of 2001.

In the first quarter of 2002, sales to U.S. customers declined 5% to $67.2 million from $70.5 million in the same period of 2001. As a percentage of total revenues, these sales accounted for 84% in 2002 and 86% in 2001. The decline in 2002 reflects the continuing slowdown in some of our customers’ capital spending and the decline in sales to the CLEC market.

In the first quarter of 2002, sales to international customers increased 12% to $13.1 million, from $11.7 million in the same period of 2001. As a percentage of total revenues, these sales accounted for 16% in 2002 and 14% in 2001. The increase in international sales in the first quarter of 2002 as compared with the same period of 2001 was primarily the result of increased demand for broadband technology solutions. The increase in the ratio of international sales as a percentage of total revenues in the first quarter was largely due to the decline in sales to U.S. customers.

Three customers, Alltel Corporation (Alltel), North Supply Company, a subsidiary of Sprint (Sprint), and SBC Communications, Inc. (SBC), each accounted for 10% or more of total revenues in the first quarter of 2002. Sprint accounted for 10% or more of total revenues in the first quarter of 2001. No other customer accounted for 10% or more of total revenues in either of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. In the first quarter of 2002, sales to our top five customers accounted for 54% of total revenues, an increase from 42% in the same period a year ago.

Gross Profit. In the first quarter of 2002, gross profit as a percentage of total revenues increased to 46.8% from 40.8% in the same period of 2001.

Gross profit increased in the first quarter of 2002, compared with the same period in 2001, as a result of our ability to recognize all revenues related to cost of revenues, product mix, cost reduction programs, and lower levels of excess and obsolete inventory. Due to the rapid decline in some of our customers’ financial conditions in the first quarter of 2001, we were unable to recognize $11.9 million in revenues associated with the cost of revenues incurred, effectively reducing our gross profit from 48.3% to 40.8% in the first quarter of 2001. Our product mix during the first quarter of 2002 yielded a higher gross profit than in the same period of 2001. We also benefited from cost reduction programs implemented during 2001, resulting in reduced overhead rates in 2002. The financial distress of Winstar Communications, Inc. (Winstar) and the decrease in sales to Tellabs, Inc. (Tellabs) resulted in a $2.2 million reserve charged to cost of revenues in the first quarter of 2001. The amounts we charged to cost of revenues for excess and obsolete inventory were lower in the first quarter of 2002.

Our gross profits are affected by a number of factors including, but not limited to, customer mix, volume discounts, product mix, excess customized inventory, obsolete inventory, long-term purchase agreements with contract manufacturers, cost reduction programs, and the volume of third-party distributor sales. Because various customer groups order different product mixes and have different volume pricing discounts, gross profit will vary as a result of changes in our customer base. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may vary depending on the size of annual sales to the customer. Our ability to successfully implement cost reduction programs affects fixed and variable costs that impact profit margins. In a rapidly changing industry, introduction of new products embodying new technologies may result in existing inventory becoming obsolete, requiring such obsolete inventory to be expensed. Similarly, customers have the ability to cancel purchase orders, which may result in excess customized inventory that we may be unable to rework and sell cost effectively. Also, gross profit as a percentage of revenues can vary for products sold through our third-party and indirect distribution channels as such channels can have differing costs of sales.

Research and Development. In the first quarter of 2002, research and development expenses decreased 16% to $13.4 million, and represented 17% of total revenues compared with 19% in the same period of 2001.

Research and development expenses in the first quarter of 2002 were lower than the first quarter of 2001 primarily as the result of lower direct materials and engineering-related expenses, compensation and benefits, hiring and relocation, performance-based compensation, and travel and entertainment. Cost containment efforts and timing differences resulted in lower expenditures for direct materials and engineering-related expenses during the first quarter of 2002 compared to the comparable period of 2001. Compensation and benefits were lower primarily because the number of personnel was lower during the first quarter of 2002 compared with 2001. As part of our efforts to align our expenses with our results of operations, we spent less on efforts to hire new employees and relocation costs in the first quarter of 2002 as compared with the first quarter of 2001. Performance-based compensation was lower in the first quarter of 2002 as compared with the first quarter of 2001. We also reduced our travel and entertainment costs, due in part to lower headcount in the first quarter of 2002 than the corresponding period in 2001, and to cost containment efforts. Partially offsetting these reductions in expenses was a decrease in the amount of software development costs capitalized as a result of timing.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In the first quarter of 2002, sales and marketing expenses decreased 11% to $11.4 million, and represented 14% of total revenues compared with 16% in the same period of 2001.

Sales and marketing expenses in the first quarter of 2002 were lower than the first quarter of 2001 primarily due to decreases in compensation and benefits, outside services, travel and entertainment, and facility costs. The reduction in force implemented in the fourth quarter of 2001 resulted in savings in compensation and benefits in the first quarter of 2002. We experienced a lower usage of outside services related to work on new product releases during the first quarter of 2002 as compared with 2001. Travel and entertainment costs were lower in 2002 as a result of the lower number of personnel and cost containment efforts. We closed and reduced operations in some of our foreign offices in the fourth quarter of 2001, resulting in lower rent and related costs in the first quarter of 2002 compared with the same period of 2001. The decrease in sales and marketing expenses in the first quarter of 2002 was offset to the extent we recorded a higher loss on disposals of fixed assets, primarily for our customer service support group, than the amount recorded in the corresponding period of 2001.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to monitor and align future sales and marketing expenses with future operating results.

General and Administrative. In the first quarter of 2002, general and administrative expenses decreased 60% to $6.5 million and represented 8% of total revenues as compared to 20% in the same period of 2001.

General and administrative expenses in the first quarter of 2002 were lower than the first quarter of 2001 primarily due to a lower charge to provision for doubtful accounts, compensation and benefits, and fixed asset depreciation. During the first quarter of 2001, we recorded a $9.3 million provision for doubtful accounts as a result of the abrupt decline in one of our customer’s financial condition. This amount was significantly above the provision in the first quarter of 2002 and any quarterly provision recorded historically. Cost savings in compensation and benefits in 2002 resulted from the reduction in force implemented in the fourth quarter of 2001. Fixed asset disposals in the fourth quarter of 2001 resulted in a decreased fixed asset base and a lower amount of depreciation in the first quarter of 2002.

We believe we have aligned general and administrative expenses with current results of operations. We plan to monitor and align future general and administrative expenses with future operating results.

Other Income. In the first quarter of 2002, other income decreased to $4.6 million from $253.5 million in the same period of 2001. Our adoption of SFAS No. 133 in 2001 resulted in the recognition of $250.5 million in unrealized gains on our Cisco securities and the related collars in the first quarter of 2001. In the first quarter of 2002, we recognized $2.5 million in unrealized gains on our Cisco securities and related collars.

Income Taxes. Our overall effective tax rate was 32% for the first quarter of 2002. By comparison, our effective tax rate for the first quarter of 2001 was 38%. The higher rate in the first quarter of 2001, as compared with 2002, was due to the effect of recognizing the accumulated gain on our Cisco investment and related collars concurrent with our implementation of SFAS No. 133.

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

GAAP net income	$7,420	$149,951

Pro forma exclusions:
Operating:
Cost of sales for revenues not recognized	—	4,300
Excess and obsolete inventory	—	743
Purchase commitments	—	1,412
Provision for doubtful accounts	—	9,251

	Three Months Ended
	March 31,

	2002	2001

Non-operating:
Unrealized gain on Cisco investment	(2,460)	(250,509)

Total exclusions	(2,460)	(234,803)
Income tax effect	787	89,719

Exclusions, net of tax	(1,673)	(145,084)
Pro forma net income	$5,747	$4,867

Pro forma diluted earnings per share	$0.07	$0.06

Shares used in per share computations	83,932	83,101

For pro forma purposes, the following amounts have been excluded:

Three Months Ended March 31, 2002

•	$2.5 million in unrealized gains on Cisco securities and related collars were excluded from first quarter 2002 other income to omit the effect of non-core business income.

•	The $0.8 million tax effect related to the amount listed above was excluded from first quarter 2002 income taxes.

Three Months Ended March 31, 2001

•	A $4.3 million charge to cost of revenues was excluded as these costs related to sales we did not recognize in the first quarter of 2001.

•	A $0.7 million charge for excess and obsolete inventory was excluded from the first quarter of 2001 to take into account the abrupt decline in customers’ spending and a customer bankruptcy, and the resulting impact these had on custom inventory and obsolete inventory levels.

•	A $1.4 million accrual for purchase commitments was excluded from first quarter 2001 cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long-term agreements with contract manufacturers.

•	A $9.3 million charge to provision for doubtful accounts was excluded from first quarter 2001 operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	$250.5 million in unrealized gains on our Cisco securities and related collars were excluded from first quarter 2001 other income to omit the effect of non-core business income.

•	The $89.7 million tax effect related to the amounts listed above was excluded from first quarter 2001 income taxes.

Liquidity and Capital Resources

At March 31, 2002 cash and cash equivalents were $129.8 million, compared with $39.5 million at December 31, 2001. The $90.3 million increase was primarily due to cash management of our other marketable securities portfolio, investing in short term investments accounted for as cash equivalents, and cash set aside for the anticipated acquisition of AccessLan. Cisco marketable securities and related collars were $672.9 million at March 31, 2002, compared with $670.5 million as of December 31, 2001. The $2.5 million increase was the result of gains on the collars exceeding the loss in share value.

Operating activities in the first quarter of 2002 generated net cash of $27.7 million. This was primarily the result of net income of $7.4 million, adjusted for non-cash activities including: collection of the $13.6 million distribution payment from Marconi, improved inventory management, depreciation and amortization offset by an increase in accounts receivable. Investing activities during the first quarter of 2002 provided net cash of $58.9 million, primarily from sales and maturities of marketable securities.

Inventories, net of inventory reserves, decreased 21% to $23.5 million at March 31, 2002 from $29.7 million at December 31, 2001. Average inventory turnover, or turns, as of March 31, 2002 was 7.2 times per year compared with 10.3 times at December 31, 2001. Turns at December 31, 2001 were higher due to the $18.0 million charge for excess and obsolete inventory.

Working capital increased during the first quarter of 2002 from $774.1 million at December 31, 2001 to $789.0 million primarily as a result of the increase in cash and cash equivalents, an increase in accounts receivable, offset by the collection of the Marconi distribution payment receivable and decrease in inventories. Days sales outstanding, or DSO, increased to 74 days at March 31, 2002 compared with 64 days at December 31, 2001. The increase resulted from the non-linearity of shipments during the first quarter of 2002.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. As of March 31, 2002 we had $2.5 million in letters of credit outstanding, including $1.0 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At March 31, 2002 there were $1.3 million in foreign exchange contracts outstanding.

On March 27, 2002 we announced an agreement to acquire all of the outstanding shares of AccessLan that we do not already own for approximately $43 million in cash, as well as assume approximately $4 million in liabilities. Additionally, we will assume AccessLan’s option plan, which in the aggregate, will provide such option holders the right to purchase approximately 1.2 million shares of AFC common stock. We expect the acquisition to close in the second quarter, subject to customary closing conditions.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, including the acquisition of AccessLan, working capital and capital expenditures requirements, and operating lease obligations, for the next 12 months.

Risk Factors That Might Affect Future Operating Results and Financial Condition

In addition to the other information in this Quarterly Report on Form 10-Q, the following are risk factors that should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose part or all of their investment.

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

     Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 5 — “Commitments and Contingencies” on page 6 of this Quarterly Report on Form 10-Q.

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

     Some of our competitors are in a better position to withstand reductions in customers’ capital spending. These competitors often have broader product portfolios and market share and may not be as susceptible to downturns in the telecommunications industry. These competitors offer products directly competing with our product portfolio and also provide comprehensive ranges of other access systems. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions for all its product needs. Reductions in our customers’ capital spending could materially reduce our revenues and net income.

     Our principal competitors include: Compagnie Financière Alcatel, Lucent Technologies Inc., and Marconi Communications Inc. Some of our competitors have more extensive financial, marketing, and technical resources than we do or enjoy superior name recognition in the market. We expect to face increased competition both from existing and new competitors, as a result of expanding our product family.

     Various member companies of the Industrial Technology Research Institute, with whom we currently compete in international markets, primarily in China, have been granted specific rights to manufacture and sell the ETSI version of our narrowband UMC1000™ product outside of North America. Upon termination of certain restrictions in January 2005, these member companies will gain a worldwide, non-exclusive, royalty-free, irrevocable license to use an older version of narrowband UMC1000 technology and will be able to compete with us worldwide.

     Continued growth in the broadband access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, a positive regulatory environment for larger ILEC customers, and the continued funding of emerging local service carriers by large communications equipment providers. The compounding effect of the current economic contraction, current regulatory action or inaction, and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could seriously harm our revenues, net income, or cash flows.

     We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

     Alltel, Sprint, and SBC each accounted for 10% or more of total revenues in the first quarter of 2002, and Sprint accounted for 10% or more of total revenues in the first quarter of 2001. No other single customer accounted for 10% or more of total revenues in either of these periods. Our five largest customers accounted for 54% and 42% of total revenues in the first quarters of 2002 and 2001, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing several large accounts rather than many small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar, a CLEC customer that accounted for 10% or more of total revenues in 1998, 1999 and 2000, decreased in 2001 as a result of their deteriorated financial condition and filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, excess and obsolete inventory, and increase our dependency on our remaining significant customers.

     Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

     Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include ILECs, NLECs, IOCs, and CLECs. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales, and result in slower payments or defaults on account. CLECs in particular have experienced difficulties in raising capital to build out their networks. In addition, the scale and complexity of providing DSL service has contributed to a substantial slowdown in customer network build-out and resulted in decreased capital spending in the industry. The financial distress and resulting bankruptcies of Winstar and a VAR resulted in the non-recognition of $11.9 million of revenues in the first quarter of 2001, and a $9.3 million increase in our allowance for doubtful accounts with respect to the VAR. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

     We may be unable to sell customer-specific inventory which could result in lower gross profit margins and net income.

     Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change, or we experience delays or cancelation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. For example, in the fourth quarter of 2001, we recorded an $18.0 million write-down to cost of revenues for excess and obsolete inventory, much of which was customer-specific inventory. We also recognized a $12.0 million accrual to cost of revenues in the fourth quarter of 2001 for long-term purchase agreements with contract manufacturers, much of which was incurred for specific customers. In the first quarter of 2001, we increased our inventory-related reserves and accruals by $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs. Write-downs and accruals for unrealizable inventory negatively impacts our gross profit margins and net income.

     We must attract, retain, and motivate key technical and management personnel in order to sustain or grow our business.

     Our success depends to a significant extent upon key technical and management employees. Competition for some specific skill sets is intense and the process of locating key technical and management personnel is often lengthy and expensive. In general, we do not have employment agreements with our employees, or carry key person life insurance. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. Otherwise, we may be unable to execute our business plan effectively and our results of operations could be significantly adversely affected.

     Recent and future acquisitions may compromise our operations and financial results.

     As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities and the incurrence of additional debt. The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in one or more periods. We have limited experience in acquiring and integrating outside companies. In the process of making an acquisition, we may suffer disruption to our business, become exposed to unknown liabilities of acquired companies, or fail to successfully integrate another company, its products and technologies, or its personnel. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales. The effects of these events could harm our business, financial condition, and results of operations. For example, on March 27, 2002, we announced an agreement to acquire AccessLan. There are risks and uncertainties associated with this acquisition including the anticipated closing of the acquisition, satisfaction of various closing conditions, the anticipated benefits of the acquisition to AFC, successfully integrating AccessLan’s products and employees into AFC, market acceptance of our new products, and increased competition due to our expanded product offering.

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

     International sales constituted 16% of our total revenues in the first quarter of 2002, and 14% in the first quarter of 2001. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

     We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. In the fourth quarter of 2001, we closed our sales and representative offices in Hong Kong, Shanghai, and London. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurances that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins, in some cases, have been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels may reduce our overall gross profit margins and net income.

     Sales activities in foreign countries may subject us to taxation in those countries. Although we have attempted to minimize our exposure to taxation in foreign countries, any income or other taxes imposed may increase our overall effective tax rate and adversely impact our competitiveness in those countries. In addition, we currently intend that any earnings of our foreign subsidiaries remain permanently invested in these entities in order to facilitate the potential expansion of our business. To the extent that these earnings are actually or deemed repatriated, U.S. federal and state income taxes would be imposed, and this could adversely impact our cash flows.

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

     Our revenues are generated through sales of a single family of products and a decline in demand for these products would result in decreased revenues and net income.

     Substantially all of our revenues are derived from our OmniMAX product family, which concentrates on a specific portion of the telecommunications network. Any decrease in market demand for our products could result in decreased revenues and lower net income. Factors potentially affecting demand for our products include price competition, alternative products offered by competitors, and product obsolescence, among others.

     Failure or inability to protect our intellectual property will adversely affect our ability to compete, which could result in decreased revenues.

     We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although seven patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

     We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.

     Like other participants in our industry, we expect that we will continue to be subject to infringement claims and other intellectual property disputes. We have been subject to several intellectual property disputes in the past. In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from our operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could seriously harm our business and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held approximately 10.6 million shares of Cisco common stock as of March 31, 2002, the value of which was protected using costless collars in February and May of 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the collar agreements arising from a hypothetical 20% increase or decrease in the stock’s price of $16.93 per share, the closing price at March 28, 2002, the last trading day of our first fiscal quarter (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares	$143,017	$178,771	$214,525
Cisco collars	529,430	494,177	458,402

Net value	$672,447	$672,948	$672,927

We have foreign currency sales to one international customer. We attempt to protect against foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

At March 31, 2002, we held equity investments of $16.8 million in non-publicly traded companies. These investments are carried at cost, as we do not have the ability to exercise significant influence over the companies’ operations. These companies are considered to be in the development stage. Our investments are inherently risky because the products of these companies, and the markets for such products, are in the development stage. In addition, these companies are subject to risks resulting from uncertain standards for new products, and competition. The remaining activities necessary to determine if the products meet functional and technical requirements, and market acceptance, include testing and customer lab trials. If these products fail the testing procedures or fail to generate customer interest, the value of the companies would likely decline and could result in impairment of our investments. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding for, and valuations of, development stage companies. We could lose our entire investment in these companies and be required to record a charge to operations for any loss.

On March 27, 2002, we announced an agreement to acquire one of these companies, AccessLan. We currently expect the acquisition to close in our second quarter, subject to customary closing conditions. Should the transaction fail to close, this event would cause us to perform an impairment review of our investment in AccessLan, and could result in a charge to operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion in Part I – “Note 5 Commitments and Contingencies” beginning on page 6 of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds:

(a)	. Issuance of Unregistered Securities: None

(b)	. Use of Proceeds: None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: May 2, 2002	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt
	Title:	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)