Form 10-Q
period 2002-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-08-13
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 68-0277743

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

Yes  [X]    No  [   ]

As of August 6, 2002, 83,620,221 shares of common stock were outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$86,286	$78,609	$166,550	$160,820
Cost of revenues	47,336	43,977	89,998	92,625

Gross profit	38,950	34,632	76,552	68,195

Operating expenses:
Research and development	15,952	14,797	29,315	30,763
Sales and marketing	12,952	12,238	24,364	25,069
General and administrative	6,887	6,499	13,384	22,867
Securities litigation settlement costs	2,943	—	2,943	—
Amortization of acquired intangibles	1,083	—	1,083	—
In-process research and development	12,396	—	12,396	—

Total operating expenses	52,213	33,534	83,485	78,699

Operating income (loss)	(13,263)	1,098	(6,933)	(10,504)
Other income (expenses):
Unrealized gain on Cisco investment	8,152	8,180	10,612	258,689
Interest income	2,066	2,607	4,209	5,359
Equity in losses of investee	(303)	—	(1,079)	—
Other	(149)	69	(170)	266

Total other income, net	9,766	10,856	13,572	264,314

Income (loss) before income taxes	(3,497)	11,954	6,639	253,810
Income taxes (benefit)	(1,119)	4,090	2,125	95,995

Net income (loss)	$(2,378)	$7,864	$4,514	$157,815

Basic net income (loss) per share	$(0.03)	$0.10	$0.05	$1.94

Shares used in basic per share computations	83,121	81,176	82,737	81,222

Diluted net income (loss) per share	$(0.03)	$0.09	$0.05	$1.89

Shares used in diluted per share computations	83,121	83,277	85,449	83,371

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Current assets:
Cash and cash equivalents	$49,843	$39,528
Cisco marketable securities and related collars	681,100	670,489
Other marketable securities	215,731	245,725
Accounts receivable, net of allowance for doubtful accounts of $758 and $952, respectively	60,434	58,528
Inventories, net	26,970	29,711
Other current assets	14,037	34,967

Total current assets	1,048,115	1,078,948
Property and equipment, net	55,326	56,608
Goodwill	55,185	—
Acquired intangible assets, net	6,880	—
Other assets	25,755	13,056

Total assets	$1,191,261	$1,148,612

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,699	$9,969
Accrued liabilities	76,429	73,271
Deferred tax liabilities	220,480	222,176

Total current liabilities	307,608	305,416
Long-term liabilities	3,029	2,896
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 83,473,742 and 82,113,830 shares issued and outstanding in 2002 and 2001, respectively	835	821
Additional paid-in capital	326,035	287,937
Deferred stock compensation	(2,563)	—
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	1,503	1,242
Retained earnings	554,870	550,356

Total stockholders’ equity	880,624	840,300

Total liabilities and stockholders’ equity	$1,191,261	$1,148,612

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$4,514	$157,815
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	12,396	—
Unrealized gain on Cisco investment	(10,612)	(258,689)
Tax related to adoption of SFAS No. 133 and reclassification of Cisco investment as trading	—	106,776
Depreciation and amortization	10,498	9,631
Tax benefit from option exercises	5,878	1,248
Deferred income taxes	(1,867)	(9,787)
Equity in losses of investee, net of tax	734	—
Allowance for doubtful accounts	650	9,601
Loss on disposal of fixed assets	414	796
Accrual for purchase commitments	—	1,412
Changes in operating assets and liabilities:
Other assets	13,140	5,504
Inventories	3,105	3,708
Accounts receivable	(2,094)	25,857
Accrued and other liabilities	688	(3,791)
Accounts payable	169	(11,849)

Net cash provided by operating activities	37,613	38,232

Cash flows from investing activities:
Purchases of marketable securities	(340,844)	(290,306)
Sales of marketable securities	256,419	162,353
Maturities of marketable securities	114,865	125,534
Acquisition, net of cash acquired	(42,978)	—
Restricted investment	(19,995)	—
Purchases of property and equipment	(4,617)	(8,359)
Investment in development stage company	—	(1,000)

Net cash used in investing activities	(37,150)	(11,778)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options	9,852	4,829

Net cash provided by financing activities	9,852	4,829

Increase in cash and cash equivalents	10,315	31,283
Cash and cash equivalents, beginning of period	39,528	8,368

Cash and cash equivalents, end of period	$49,843	$39,651

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

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Note 2   AccessLan Acquisition

On May 13, 2002, we completed our acquisition of AccessLan Communications, Inc. (AccessLan), a privately held development stage company. We acquired the San Jose, California-based company for its next generation technology designed to consolidate multiple network elements into a single, cost effective platform for next generation networks. The acquisition was accounted for as a purchase business combination, and accordingly, the results of AccessLan’s operations after May 13, 2002 have been included in our consolidated statements of operations.

The value of the purchase was $82.4 million, which consisted of the following:

•	$11.1 million, our initial investment in AccessLan, net of acquisition-related costs,

•	$43.4 million in cash paid to acquire all of the outstanding shares of AccessLan that we did not already own,

•	$5.5 million for liabilities assumed, and

•	$22.4 million representing the fair value of 1.2 million stock options issued to AccessLan employees.

We engaged third-party appraisers to conduct a valuation of the tangible and intangible assets of the company. The cost to acquire AccessLan was allocated to the assets acquired and liabilities assumed according to estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The allocation of the purchase price is preliminary as of August 13, 2002 due to the timing of the close of the acquisition, and pending final review of the third-party valuation report by management and our independent auditors.

The preliminary allocation resulted in acquired goodwill of $55.2 million, which will not be amortized, but which will be subject to a goodwill impairment test on an annual basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Acquired workforce intangible asset was included in goodwill. For tax purposes, goodwill will be amortized over a 15 year period.

The allocation of the purchase price also included:

•	in-process research and development of $12.4 million, which was expensed during the quarter ended June 30, 2002,

•	other identifiable intangibles with finite lives, of $7.0 million, which will be amortized over approximately three years, and

•	deferred stock compensation of $3.5 million, which will be amortized over three and a half years.

Amortization expenses for the quarter ended June 30, 2002 were $1.1 million.

In the latter half of 2001, we invested $12.5 million in AccessLan, which we accounted for using the cost method. Effective April 1, 2002, upon exercise of our option to purchase the remaining interests in AccessLan, we changed our method of accounting for this investment from the cost method to the equity method. We retroactively applied the equity method for our ownership interest in AccessLan as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This resulted in reductions to net income and retained earnings of $0.7 million for the four and a half months through May 13, 2002, and $0.6 million for the year ended December 31, 2001.

Pro forma results of operations have not been presented because the results of AccessLan’s operations are not significant relative to the results of AFC’s operations.

Note 3   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their respective estimated useful lives. As discussed in Note 2, our accounting for the acquisition of AccessLan followed the application of these statements, and had the indicated impact on our results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this pronouncement.

Note 4   Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$11,697	$12,909
Work-in-progress	1,294	993
Finished goods	13,979	15,809

Inventories	$26,970	$29,711

Note 5   Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(2,378)	$7,864	$4,514	$157,815
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	—	(14)	—	(14)
Unrealized gain (loss) on available-for-sale investments	803	(30)	261	958
Recognized gain previously reported in other comprehensive income	—	—	—	(167,426)

Total comprehensive income	$(1,575)	$7,820	$4,775	$(8,667)

Note 6   Commitments and Contingencies

Securities Litigation. Between July 2, 1998 and August 17, 1998, various class action lawsuits were filed in the U.S. District Court for the Northern District of California against AFC and certain of our current and former officers and directors (defendants). On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints alleged various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and sought an unspecified amount of damages.

On June 8, 2002, we signed a Memorandum of Understanding (MOU) providing for a settlement of the consolidated securities Class Actions. Finalization of the settlement is subject to the execution of definitive documentation, approval by the District Court, and the right of class members to opt out. It is expected that the process of finalizing the settlement will take several months. The two individual non-class actions remain pending, and are not covered by the settlement.

The total amount of the settlement was $20 million. In connection with the settlement, we recorded a $2.9 million charge to operating expenses to cover the portion of the settlement that we currently do not expect to be funded by insurance. The balance of the settlement amount was funded by insurance proceeds on July 15, 2002.

Under the terms of the MOU, there would be no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit. The defendants have denied, and continue to deny, that they have committed any violation of federal securities or other laws.

The settlement does not include the two individual non-class actions in the event the plaintiffs in those actions opt out of the class. If they opt to be excluded from the class, it is reasonably possible we may incur a loss upon the conclusion of this claim; however, an estimate of any loss or range of loss cannot be made. Therefore, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

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

Note 7   Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(2,378)	$7,864	$4,514	$157,815

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	83,121	81,176	82,737	81,222
Weighted average number of shares upon exercise of dilutive options	—	2,101	2,712	2,149

Shares used in diluted per share calculations	83,121	83,277	85,449	83,371

Basic net income (loss) per share	$(0.03)	$0.10	$0.05	$1.94

Diluted net income (loss) per share	$(0.03)	$0.09	$0.05	$1.89

Options to purchase 7,514,187 and 5,608,164 shares of common stock which were outstanding during the quarters ended June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. Options to purchase 7,435,196 and 5,565,319 shares of common stock which were outstanding during the six month periods ended June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Note 8   Cash Flow Statement

The net cash provided by operating activities was derived by first adjusting the change in the balance sheet line items for the effect of the acquisition of AccessLan. Excluding cash, the changes in the balances of total assets, liabilities, and stockholders’ equity between December 31, 2001 and June 30, 2002 were decreased by $65.3 million, $3.5 million, and $18.9 million, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 15 in this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2-8 of this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2001. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are accessible at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

A certification with respect to this Quarterly Report on Form 10-Q by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Overview

Our results of operations have been adversely affected by the downturn in the telecommunications industry and worldwide economies over the last year and a half. Although we believe the current economic environment is challenging, we believe we have positioned our business for the long term. On an on-going basis, we attempt to balance our operating expenses with lower overall revenue levels associated with the economic downturn. We focus on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

We believe current economic conditions may continue to cause customers to defer and reduce capital spending. During the several years prior to 2001, a substantial number of new service providers entered the market, investing heavily in network infrastructures and accelerating growth in the telecommunications equipment market. Beginning in 2001, many of these service providers encountered sharp declines in the amount of available capital funding, and many of these service providers’ businesses subsequently failed. These failures have resulted in a substantial decline in the demand for telecommunications equipment, including our products. Bankruptcies of some of these service providers resulted in sales of their assets, including our products, to third party bidders, at prices below their original cost. In addition, competition among bidders for these assets has resulted in delays in the restructuring of the failed service providers, which may delay the telecommunications industry recovery in the near term and continue to affect growth in our customers’ capital spending. We believe the current regulatory environment is causing delays in some of our customers’ investments in broadband services. We believe some of our larger customers are delaying deployment of DSL until regulatory issues stemming from the Telecommunications Act of 1996 are clarified.

On May 13, 2002, we completed the purchase of AccessLan Communications, Inc., a developer of carrier-class, multi-protocol network equipment designed for large scale networks. The purchase price consisted of $43.4 million in cash, assumption of $5.5 million in liabilities, $22.4 million representing the fair value of 1.2 million stock options issued to AccessLan employees, and $11.1 million based on our initial investment net of acquisition costs. The $82.4 million purchase price was allocated to the assets acquired and the liabilities assumed based on preliminary fair values. We have not finalized the allocation of the purchase price as of the filing of this Quarterly Report on Form 10-Q on August 13, 2002. Adjustments to the allocation may occur as additional information concerning asset and liability valuations is finalized. An estimate of the allocation was prepared and included as part of the financial statements. The preliminary allocation resulted in $55.2 million to goodwill, $12.4 million of in-process research and development, $4.8 million to completed technology, $3.5 million to deferred compensation, $2.3 million to non compete agreements, $2.9 million to property and equipment, and $1.3 million to other assets. The results of AccessLan have been included in our consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the results of AccessLan’s operations are not significant relative to the results of AFC’s operations.

Through the acquisition of AccessLan, we added the Telliant 5000™ product, a carrier-class, multi-service edge switching platform, to the AFC OmniMAX™ product family. The Telliant 5000 product is designed to reduce service provider equipment costs while increasing system versatility and providing an immediate migration path to delivering next generation services at the edge of the network, closer to the end user. In addition to reducing service provider capital expenditures, the Telliant 5000’s integration of multiple network elements is designed to reduce the operational expense associated with provisioning, management and maintenance of multiple, traditional access platforms.

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

Results of Operations

Revenues. In the second quarter of 2002, total revenues, which include service revenues and royalties, were $86.3 million, a 10% increase from the $78.6 million recorded in the same period of 2001. In the first half of 2002, total revenues were $166.6 million, a 4% increase from the $160.8 million recorded in the first half of 2001.

In the second quarter of 2002, sales to U.S. customers increased 9% to $71.7 million from $66.1 million in the same period of 2001. The increase in the second quarter of 2002 reflects the increase in AccessMAX™ sales to our larger customers. As a percentage of total revenues, sales to U.S. customers accounted for 83% in 2002 and 84% in 2001.

In the first half of 2002, sales to U.S. customers increased 2% to $138.9 million from $136.6 million in the same period of 2001. The increase in the first half of 2002 reflects the increase in AccessMAX sales to our larger customers. As a percentage of total revenues, sales to U.S. customers accounted for 83% in 2002 and 85% in 2001.

In the second quarter of 2002, sales to international customers increased 16% to $14.5 million from $12.5 million in the same period of 2001. The increase in international sales in the second quarter of 2002 as compared with the same period of 2001 was primarily the result of AccessMAX sales, royalties, and ATLAS™ services. As a percentage of total revenues, sales to international customers accounted for 17% in 2002 and 16% in 2001.

In the first half of 2002, sales to international customers increased 14% to $27.7 million, from $24.2 million in the same period of 2001. The increase in international sales in the first half of 2002 as compared with the same period of 2001 was primarily the result of AccessMAX sales. As a percentage of total revenues, sales to international customers accounted for 17% in 2002 and 15% in 2001.

Three customers, Alltel Supply Corporation, North Supply Company, a subsidiary of Sprint (Sprint), and Verizon Communications Inc., each accounted for 10% or more of total revenues in the second quarter of 2002. Sprint accounted for 10% or more of total revenues in the second quarter of 2001. Four customers, Alltel, SBC Communications, Inc., Sprint, and Verizon, each accounted for 10% or more of total revenues in the first half of 2002. Sprint accounted for 10% or more of total revenues in the first half of 2001. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. In the first half of 2002, sales to our top five customers accounted for 54% of total revenues, an increase from 40% in the same period a year ago.

Gross Profit. In the second quarter of 2002, gross profit as a percentage of total revenues increased to 45.1% from 44.1% in the same period of 2001. The increase was primarily due to less price variances for items comprising cost of revenues, and higher volume of product resulting in higher overhead cost absorption.

In the first half of 2002, gross profit increased to 46.0% from 42.4% in the same period of 2001. The increase was primarily due to less price variances for items comprising cost of revenues, partially offset by decreases in gross profit margin arising from changes in product mix and customer mix.

Our gross profits are affected by a number of factors including, but not limited to, customer mix, volume discounts, product mix, excess customized inventory, obsolete inventory, long-term purchase agreements with contract manufacturers, cost reduction programs, and the volume of third-party distributor sales. Because various customer groups order different product mixes and have different volume pricing discounts, gross profit will vary as a result of changes in our customer order flow. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may vary depending on the size of annual sales to the customer. Our ability to successfully implement cost reduction programs affects fixed and variable costs that impact profit margins. In a rapidly changing industry, introduction of new products embodying new technologies may result in existing inventory becoming obsolete, requiring such obsolete inventory to be expensed. Similarly, customers have the ability to cancel purchase orders, which may result in excess customized inventory that we may be unable to rework and sell cost effectively. Also, gross profit as a percentage of revenues can vary for products sold through our third party and indirect distribution channels as such channels can have differing costs of sales.

Research and Development. In the second quarter of 2002, research and development expenses increased 8% to $15.9 million, and represented 18% of total revenues compared with 19% in the same period of 2001. Expenses in the second quarter of 2002 were higher than the second quarter of 2001 primarily as the result of an increase in the amount of software development costs expensed, and annual salary increases and associated benefits. Partially offsetting these increased expenses was a decrease in outside services.

In the first half of 2002, research and development expenses decreased 5% to $29.3 million, and represented 18% of total revenues compared with 19% in the same period of 2001. Expenses in the first half of 2002 were lower than the first half of 2001 primarily as the result of lower expenditures for hiring and relocation, reduction in direct materials utilized in development, and decreased usage of outside services. Partially offsetting these decreased expenses was an increase in the amount of software development costs expensed.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In the second quarter of 2002, sales and marketing expenses increased 6% to $12.9 million, and represented 15% of total revenues compared with 16% in the same period of 2001. Expenses in the second quarter of 2002 were higher than the second quarter of 2001 primarily due to annual salary increases and associated benefits, increased sales commissions commensurate with higher revenues, higher relocation expenses, and increased expenditures for the annual Supercomm tradeshow. Partially offsetting these increases was a reduction in travel and entertainment.

In the first half of 2002, sales and marketing expenses decreased 3% to $24.4 million, and represented 15% of total revenues compared with 16% in the same period of 2001. Expenses in the first half of 2002 were lower than the first half of 2001 primarily due to a reduction in travel and entertainment, and reduced outside service usage. Partially offsetting these decreases were increased sales commissions, and an increase in fixed asset disposals.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to monitor and align future sales and marketing expenses with future operating results.

General and Administrative. In the second quarter of 2002, general and administrative expenses increased 6% to $6.9 million and represented 8% of total revenues as compared to 8% in the same period of 2001. Expenses in the second quarter of 2002 were higher than the second quarter of 2001 primarily due to performance-based compensation, legal costs associated with internal business matters, fees incurred as part of the class action securities litigation, and increased equipment and site licenses.

In the first half of 2002, general and administrative expenses decreased 41% to $13.4 million and represented 8% of total revenues as compared to 14% in the same period of 2001. Expenses in the first half of 2002 were lower than the first half of 2001 primarily due to a lower provision for doubtful accounts.

We believe we have aligned general and administrative expenses with current results of operations. We plan to monitor and align future general and administrative expenses with future operating results.

Acquisition-related Costs. In the second quarter of 2002, in conjunction with the acquisition of AccessLan, $12.4 million of in-process research and development was expensed. We amortized $1.1 million of deferred compensation and noncompete agreements and we expect to continue amortizing these acquired intangibles through 2005. We expect to begin amortizing the $4.8 million in completed technology in conjunction with revenue recognition from products containing those development efforts. Based on preliminary estimates, we believe we will begin amortizing the completed technology in the third quarter of 2002 and continue amortizing through 2008. We will amortize the completed technology over its useful life in proportion with the estimated revenue stream. The $55.2 million allocated to goodwill is not subject to amortization, but will be reviewed annually for impairment.

Litigation Settlement. In the second quarter of 2002, we recorded $2.9 million in connection with signing the Memorandum of Understanding providing for the settlement of the consolidated class action securities litigation arising in 1998. The charge represents the amount currently not expected to be funded by insurance. Finalization of the proposed settlement is subject to court approval. The settlement does not cover two individual non-class actions, which remain pending.

Other Income. In the second quarter of 2002, other income decreased to $9.8 million from $10.9 million in the same period of 2001 primarily due to decreased interest income, and our equity portion of AccessLan’s losses during the period.

In the first half of 2002, other income decreased to $13.6 million from $264.3 million in the same period of 2001 primarily as a result of the decrease in unrealized gains on our Cisco investment. Adoption of Statement of Financial Accounting Standards No. 133 in the first quarter of 2001 resulted in the recognition of $250.5 million in unrealized gains on our Cisco securities and related collars. Interest income also declined during 2002, and we recorded our equity portion of AccessLan’s losses during the period.

Income Taxes. Our effective tax rate was 32% for the second quarter of 2002, as compared to 34% for the second quarter of 2001. The effective rate for the first half of 2002 was 32% as compared to 38% for the first half of 2001. The higher effective rates in both periods of 2001 were due to the effect of recognizing the accumulated unrealized gain on our Cisco investment and related collars in the first quarter of 2001.

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

GAAP net income	$(2,378)	$7,864	$4,514	$157,815

Pro forma exclusions:
Operating:
In-process research and development	12,396	—	12,396	—
Amortization of acquired intangibles	1,083	—	1,083	—
Securities litigation settlement costs	2,943	—	2,943	—
Cost of sales for revenues not recognized	—	—	—	4,300
Excess and obsolete inventory	—	—	—	743
Purchase commitments	—	—	—	1,412
Provision for doubtful accounts	—	—	—	9,251
Non-operating:
Unrealized gain on Cisco investment	(8,152)	(8,180)	(10,612)	(258,689)

Total exclusions	8,270	(8,180)	5,810	(242,983)
Income tax effect	(2,646)	3,109	(1,859)	92,828

Exclusions, net of tax	5,624	(5,071)	3,951	(150,155)

Pro forma net income	$3,246	$2,793	$8,465	$7,660

For pro forma purposes, the following amounts have been excluded:

Three Months Ended June 30, 2002

•	$12.4 million for expensed in-process research and development was excluded to reflect the one time impact of the AccessLan acquisition.

•	$1.1 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$2.9 million in securities litigation settlement costs were excluded to reflect the infrequent nature of the settlement.

•	$8.2 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	The $2.6 million tax benefit related to the amounts listed above was excluded from income taxes.

Six Months Ended June 30, 2002

•	$12.4 million for expensed in-process research and development was excluded to reflect the one time impact of the AccessLan acquisition.

•	$1.1 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$2.9 million in securities litigation settlement costs were excluded to reflect the infrequent nature of the settlement.

•	$10.6 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	The $1.9 million tax benefit related to the amounts listed above was excluded from income taxes.

Three Months Ended June 30, 2001

•	$8.2 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	The $3.1 million tax effect related to the amount listed above was excluded from income taxes.

Six Months Ended June 30, 2001

•	A $4.3 million charge to cost of revenues was excluded as these costs related to sales we did not recognize.

•	A $0.7 million charge for excess and obsolete inventory was excluded to take into account the abrupt decline in customers’ spending and a customer bankruptcy, and the resulting impact these had on custom inventory and obsolete inventory levels.

•	A $1.4 million accrual for purchase commitments was excluded from cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long-term agreements with contract manufacturers.

•	A $9.3 million charge to provision for doubtful accounts was excluded from operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	$258.7 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	The $92.8 million tax effect related to the amounts listed above was excluded from income taxes.

Liquidity and Capital Resources

At June 30, 2002 cash and cash equivalents were $49.8 million, compared with $39.5 million at December 31, 2001. The $10.3 million increase was primarily due to cash from operations and marketable securities proceeds, partially offset by cash equivalents transferred to long-term assets as collateral for a customer contract bond.

Cisco marketable securities and related collars were $681.1 million at June 30, 2002, compared with $670.5 million as of December 31, 2001. The $10.6 million increase was the result of gains on the collars exceeding the loss in share value.

Other marketable securities were $215.7 million at June 30, 2002, compared with $245.7 million at December 31, 2001. The $30.0 million decrease arose primarily as the result of liquidating securities to pay $43.4 million to AccessLan shareholders, partially offset by increases resulting from investing operating cash flows in marketable securities.

At June 30, 2002, $20 million in restricted cash equivalents and marketable securities was held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest on the restricted cash equivalents and marketable securities during the bond period.

Operating activities in the first half of 2002 generated net cash of $37.6 million. This was primarily the result of the collection of the Marconi distribution payment receivable, in-process research and development recorded as part of the acquisition, depreciation and amortization, partially offset by the unrealized gain on the Cisco investment. Investing activities during the first half of 2002 used net cash of $37.1 million, primarily as a result of recording the AccessLan acquisition, and collateralizing a bond for a customer contract.

Inventories, net of inventory reserves, decreased 9% to $27.0 million at June 30, 2002 from $29.7 million at December 31, 2001. Average inventory turnover, or turns, at June 30, 2002 was 7.0 times per year compared with 10.3 times at December 31, 2001. Turns at December 31, 2001 appeared higher due to the $18.0 million charge for excess and obsolete inventory in the fourth quarter of 2001.

Working capital decreased during the first half of 2002 from $773.5 million at December 31, 2001 to $740.5 million at June 30, 2002 primarily as a result of cash paid in the AccessLan acquisition and corresponding goodwill and other intangible assets recorded, and the transfer of cash and cash equivalents to long-term assets as collateral for a bond. Days sales outstanding decreased to 63 days at June 30, 2002 compared with 64 days at December 31, 2001.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At June 30, 2002 we had $2.3 million in letters of credit outstanding, including $1.0 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At June 30, 2002 there were $1.2 million in foreign exchange contracts outstanding.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, working capital and capital expenditures requirements, and operating lease obligations, for at least the next 12 months.

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

Our operations have been affected by a wide variety of factors, many of which are outside our control, and we expect this trend to continue in the future. These factors include, but are not limited to, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix and our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

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

Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 6 — “Commitments and Contingencies” on page 7 of this Quarterly Report on Form 10-Q.

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

Continued growth in the broadband access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, a positive regulatory environment for larger incumbent local exchange carriers, or ILEC, customers, and the continued funding of emerging local service carriers by large communications equipment providers. The compounding effect of the current economic contraction, current regulatory action or inaction, and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could seriously harm our revenues, net income, or cash flows.

     We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Alltel, Sprint, and Verizon each accounted for 10% or more of total revenues in the second quarter of 2002, and Sprint accounted for 10% or more of total revenues in the second quarter of 2001. Alltel, SBC, Sprint, and Verizon each accounted for 10% or more of total revenues in the first half of 2002, and Sprint accounted for 10% or more of total revenues in the first half of 2001. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 54% and 40% of total revenues in the first half of 2002 and 2001, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing several large accounts rather than many small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar Communications, Inc., a customer that accounted for 10% or more of total revenues in 1998, 1999, and 2000, decreased in 2001 as a result of their deteriorated financial condition and filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could, among other things, result in a decrease in revenues and net income, excess and obsolete inventory, and increase our dependency on our remaining significant customers.

     Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include large ILECs, national local exchange carriers, independent operating companies, and competitive local exchange carriers, or CLECs. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales, and result in slower payments or defaults on account. CLECs in particular have experienced difficulties in raising capital to build out their networks. In addition, the scale and complexity of providing DSL service has contributed to a substantial slowdown in customer network build-out and resulted in decreased capital spending in the industry. The financial distress and resulting bankruptcies of Winstar and a value added reseller, or VAR, resulted in the non-recognition of $11.9 million of revenues in the first quarter of 2001, and a $9.3 million increase in our allowance for doubtful accounts with respect to the VAR. Also, there can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We are targeting our new Telliant product to large ILECs, inter exchange carriers, and international local exchange carriers. Our ability to generate revenues from the Telliant product depends in part on the capital spending patterns of our customers, financial capabilities of our customers, customer acceptance of our new product, our ability to develop new Telliant features, and end user demand for new services provided by the Telliant product. The economic slowdown affecting the telecommunications industry has affected customers’ capital spending patterns for deploying new services, and we cannot provide assurance as to when, or if, the trend will improve.

     We may be unable to sell customer-specific inventory that could result in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change, or we experience delays or cancelation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. For example, in the fourth quarter of 2001, we recorded an $18.0 million write-down to cost of revenues for excess and obsolete inventory, some of which was customer-specific inventory. We also recognized a $12.0 million accrual to cost of revenues in the fourth quarter of 2001 for long-term purchase agreements with contract manufacturers, much of which was incurred for specific customers. In the first quarter of 2001, we increased our inventory-related reserves and accruals by $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

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

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities and the incurrence of additional debt. The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in one or more future periods. In the second quarter of 2002, we purchased AccessLan, and recorded $55.2 million of goodwill. We have limited experience in acquiring and integrating companies. In connection with making an acquisition, we may suffer disruption to our business, become exposed to unknown liabilities of acquired companies, or fail to successfully integrate another company, its products, technologies, or personnel. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales, or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition, and results of operations. All of these risks and uncertainties are relevant to our acquisition of AccessLan.

     We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific international markets. We also need to continue to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, and we will need to modify our products or develop new versions to meet these standards. If our systems fail to comply with evolving standards in U.S. and international markets on a timely basis, or if we fail to obtain compliance on new features, our ability to sell our products would be impaired, and we could experience, among other things, customer contract penalties, delayed or lost customer orders, decreased revenues, and lower net income. Testing to ensure compliance and interoperability requires significant investments of time and money.

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

In 1996, Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income. Regulatory issues stemming from the 1996 Telecommunications Act involve challenges to the FCC’s authority to implement regulations and methods for rate setting for DSL. It is unclear when resolution to these issues will take place. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for our products. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

     We face risks associated with international markets and distribution channels.

International sales constituted 17% of our total revenues in the first half of 2002, and 15% in the first half of 2001. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. Over the last year, we have closed several sales and representative offices in Asia and Europe. We rely on a number of third-party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurances that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins, in some cases, have been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels may reduce our overall gross profit margins and net income.

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

     Our products are complex and may contain undetected errors that could result in significant unexpected expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held approximately 10.6 million shares of Cisco common stock as of June 30, 2002, the value of which was protected using costless collars in February and May of 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the collar agreements arising from a hypothetical 20% increase or decrease in the stock’s price of $13.95 per share, the closing price at June 28, 2002, the last trading day of our second fiscal quarter (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares	$117,843	$147,304	$176,764
Cisco collars	562,902	533,796	504,141

Net value	$680,745	$681,100	$680,905

We have foreign currency sales to one international customer. We attempt to protect against foreign currency risk on certain accounts receivable and accounts payable with forward currency contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

At June 30, 2002, we held a $4.3 million minority equity investment in a non-publicly traded company. This investment is carried at cost, as we do not have the ability to exercise significant influence over the company’s operations. Our investment is inherently risky because the products of this company, and the markets for such products, are in the development stage. In addition, this company is subject to risks resulting from uncertain standards for new products, and competition. The remaining activities necessary to determine if the products meet functional and technical requirements, and market acceptance, include testing and customer lab trials. If these products fail testing procedures or fail to generate customer interest, the value of this company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of development stage companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

See discussion in Part I — Note 6 “Commitments and Contingencies” beginning on page 7 of this Quarterly Report on Form 10-Q.

Item 2.   Changes in Securities and Use of Proceeds:

               (a).  Issuance of Unregistered Securities: None

               (b).  Use of Proceeds: None

Item 3.   Defaults Upon Senior Securities:

None

Item 4.   Submission of Matters to a Vote of Security Holders:

Our 2002 Annual Meeting of Stockholders was held on May 29, 2002. The following matters were voted upon by the stockholders:

•	Election of two Class III Directors. Martin R. Klitten and Dan Rasdal were elected to serve terms continuing through the third Annual Meeting of Stockholders following their election, or their earlier resignation or removal. The result of the voting was as follows: 75,770,426 shares in favor of Martin R. Klitten, with 702,127 shares withheld, and 75,768,054 shares in favor of Dan Rasdal, with 704,499 shares withheld. Donald Green, formerly a Class III Director, reached the retirement age for directors and accordingly did not stand for re-election. The terms of office of Clifford H. Higgerson, William L. Keever and Alex Sozonoff continue until the 2003 Annual Meeting of Stockholders, and the terms of Ruann F. Ernst and John A. Schofield continue until the 2004 Annual Meeting of Stockholders.

•	Ratification of the selection of KPMG LLP as independent public accountants for AFC for the fiscal year ending December 31, 2002. The result of the vote was 75,111,515 shares in favor, 1,307,273 shares against, and 53,765 shares abstaining.

Item 5.   Other Information:

None

Item 6.   Exhibits and Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: August 13, 2002	By:	/s/ Keith E. Pratt
	Name:	Keith E. Pratt
	Title:	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)