Form 10-K/A
period 2001-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-11-12
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 68-0277743

1465 North McDowell Boulevard
Petaluma, California 94954
Telephone: (707) 794-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [   ]

As of March 11, 2002, there were 82,405,362 shares of Advanced Fibre Communications, Inc. common stock outstanding, and the aggregate market price of shares held by non-affiliates was approximately $1,552,011,000. (Solely for the purpose of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders held on May 29, 2002, are incorporated by reference in Part III of this report.

ADVANCED FIBRE COMMUNICATIONS, INC.

Explanatory Note

This Amendment No. 1 to Form 10-K/A (Form 10-K/A) amends Items 1, 2, 6, 7 and 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including the consolidated financial statements therein, which was originally filed on March 20, 2002 (the Original Filing). On October 17, 2002, we reported that we had made an adjustment to previously reported financial results for 2001 and the first two quarters of 2002 to correct the previously reported results due to an error in our accounting for an operating lease, and related fixed assets and leasehold improvements upon vacating a leased engineering facility. The adjustment to our 2001 results reflects a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and operating lease obligation, as well as the write-off of related fixed assets and leasehold improvements. Additionally, our adjusted financial results include our previously announced retroactive application of the equity method of accounting for our investment in AccessLan Communications, Inc. (AccessLan), a company we acquired in May of 2002.

Giving effect to these adjustments, net income for 2001 decreased to $165.5 million, or $1.98 earnings per share, from previously reported net income of $167.8 million, or $2.01 earnings per share. Net loss for the fourth quarter of 2001 was adjusted to $7.9 million, or $0.10 loss per share, from a previously reported net loss of $5.8 million, or $0.07 loss per share.

The circumstances pertaining to this adjustment are described in greater detail under Overview in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, and Note 2 of “Notes to Consolidated Financial Statements.”

Restatement of Financial Statements

The consolidated financial statements and financial statement schedule included in this Form 10-K/A have been restated to give effect to the adjustment discussed under Overview in Item 7 and the previously announced retroactive application of the equity method of accounting for our investment in AccessLan. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

ADVANCED FIBRE COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K/A
(AMENDMENT NO. 1)
FOR THE YEAR ENDED DECEMBER 31, 2001

		Page

	PART I.
Item 1.	Business	4
Item 2.	Properties	18
	PART II.
Item 6.	Selected Consolidated Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 8.	Financial Statements and Supplementary Data	33
	PART III.
Item 14.	Controls and Procedures	54
	PART IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55

i

PART I.

Except for the historical financial information contained herein, the following discussion and analysis contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail in Part I, Item 1 of this Annual Report on Form 10-K/A under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition.” These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” financial statements and related notes beginning on page 21 of this Annual Report on Form 10-K/A.

Item 1. Business

Company Background

Advanced Fibre Communications®, Inc., or AFC®, (Nasdaq: AFCI) was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. We completed an initial public offering on October 1, 1996. Our principal executive offices are located at 1465 North McDowell Boulevard, Petaluma, California, 94954 and the telephone number at that address is (707) 794-7700. We can also be reached through our Internet Web site at http://www.afc.com. Information on our Web site is not part of this report. Throughout this document, references to “we” and “our” indicate the same meaning as “AFC” and “AFC’s”, respectively. We develop, manufacture, and support a family of telecommunications access products and services that enable telecommunications companies and other service providers to connect their central office switches to end users for voice and high speed data communications. Our products include integrated multiservice access platforms, integrated access devices, optical network access concentrators, network services, network element management systems, and indoor and environmentally hardened outdoor cabinets and related service and transmission technologies for the portion of the telecommunications network between the service provider’s central office and end user businesses and homes, often referred to as the “local loop,” or “last mile.”

Our OmniMAX™ product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry. We released the AccessMAX™ System 8 in 2001, offering a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to increase service offerings from legacy time division multiplex, or TDM, services to high speed next-generation broadband services. AccessMAX System 8 also allows more efficient transmission applications such as Voice over Packet, Voice over Digital Subscriber Line, or DSL, and Video over Asymmetric Digital Subscriber Line, or ADSL, while preserving quality of service. The term “broadband” refers to all transmission speeds of T1 and higher. T1 is a digital transmission line or service capable of carrying 24 non-compressed voice calls, or 1.5 megabits per second of data transmissions. “Packet-based” refers to a way voice or data is transmitted over a line. Traditional circuit-based transmission utilizes bandwidth constantly, whether or not voice or data is being transmitted; packet-based transmission occupies bandwidth only when a packet of voice or data is sent, freeing up bandwidth for other users.

Industry Background

The Telecommunications Act of 1996 opened the telecommunications markets to new entrants and created an environment in which service providers accelerated the offering of expanded voice, data, and video services. Growth in the Internet, electronic commerce, and telecommuting has increased pressure on service providers to supply a broader range of voice and data services over faster networks. Networks are required to transmit increasingly larger volumes of data and video to communicate information, conduct business, and deliver entertainment. Both public and private network customers are requesting the convergence of voice, Internet, data, and video traffic into integrated multimedia services transmitted over one network. These demands have prompted the development and use of broadband networks that are capable of providing the improved reliability and increased speed of transmission generally required for better data and video service over the network. Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand their network capacity and provide new applications and services to meet their customers’ needs.

Expanding Product Portfolio

Our product portfolio is the OmniMAX product family, which consists of products that provide remote broadband access solutions in the telecommunications network. Following are the products and solutions we currently offer:

The OmniMAX Product Family

Our OmniMAX portfolio consists of integrated multiservice access platforms, or IMAPs, integrated access devices, or IADs, optical network access concentrators, network services, network element management systems, environmentally hardened outside plant cabinets, indoor cabinets, and related service and transmission technologies. The OmniMAX product family provides narrowband, wideband, and broadband services to customers. Our OmniMAX products can be deployed quickly and cost-effectively to build domestic and international broadband packet-based networks, and to upgrade legacy access networks for delivering broadband services to subscribers, regardless of their geographic location. Our OmniMAX product family consists of AccessMAX, PremMAX™, TransMAX™, ATLAS™, and Panorama™.

AccessMAX

AccessMAX is our product family of IMAPs and environmentally hardened cabinets and technology for last mile voice, data, and broadband DSL solutions. The AccessMAX group of products includes the UMC1000®, DMAX™, AccessMAX System 8, and our equipment upgrade products EMAX™, and EMAXplus™. In 1996, in anticipation of the predicted growth in demand for high speed Internet access and other broadband services, we engineered a next-generation digital loop carrier, or NGDLC, with a unique three-bus backplane architecture that provides our products the built-in capability to accommodate future advancements in telecommunications technology.

AccessMAX products have a hybrid voice and data architecture enabling them to operate within various types of networks. The systems are scalable to over 2,000 lines and can transition from a narrowband to a broadband access system. Because of this flexibility, AccessMAX products offer cost-effective integrated multiservice access solutions with a wide variety of features and advanced services that can be added or altered as a customer’s network changes and grows.

We have invested substantial engineering resources in the development of custom application specific integrated circuits, or ASICs, such as our Narrowband Gate Array, Wideband Gate Array, and Cell Bus Gate Array. A gate array is a custom design integrated circuit, or chip, that allows systems designers to provide advanced processing functions targeted to the application, typically at a lower cost or with higher functionality than off-the-shelf solutions. Our Cellennia™ is a custom ASIC consisting of over 1.5 million gates, with the ability to multiply the bandwidth capacity of our product tenfold. Cellennia is the key technology that activates our high speed cell bus, providing a fully distributed broadband architecture. This distributed broadband architecture allows us to continue to offer our “pay as you grow” philosophy in the deployment of broadband services.

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

Indoor Cabinets

Internet service providers, business centers, universities, hospitals, banks, small office and home office customers require traditional telephone service as well as high speed data services such as DSL and ISDN. Service providers can deliver these services from low-cost, secure indoor cabinets that can be installed in stairwells, closets, or basements, occupying minimal floor space. Our indoor cabinets meet these needs with 48 to 480 lines, helping service providers minimize their capital outlay while extending new and existing fiber and copper plant.

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

Panorama EMS

Our Panorama element management system, or EMS, is a software application product providing a centralized graphic user interface for point and click management of the OmniMAX network. The auto-detection functionality and graphical mapping display allows network administrators to quickly locate and check the status of all AFC equipment within their access network. Panorama’s flexible telecommunications management network architecture, centralized management capabilities, and customized applications integrate with external network management systems to enhance the service provider’s ability to manage OmniMAX networks.

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

Ryan, Hankin, Kent, Inc., or RHK, a telecommunications market research firm, estimates there are between 75 — 80 million POTS lines and 4 — 4.5 million ADSL lines currently deployed industry wide. Of that amount, on a cumulative basis through December 31, 2001, we have shipped or deployed approximately 5.4 million POTS lines and approximately 105,000 ADSL lines.

Markets and Customers

We continue to grow market share in our core NGDLC business, providing products to many carriers including larger ILECs, NLECs, and over 800 IOCs in North America. The key factors that create market demand for NGDLC business are new housing and the replacement of obsolete and high-maintenance outside plant. For carriers, fiber is a cost-effective alternative to building additional copper (twisted pair) infrastructure to reach their customers who live or work beyond three miles from the carrier’s central office. NGDLC remote terminals serve as connectors between the fiber feeder and copper distribution loops providing those customers with both voice and DSL service connections.

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

We have identified several areas we are targeting for future growth opportunities:

•	Central office line termination for soft switching

•	Packet aggregation in the central office

•	Subscriber management functionality

•	Enhanced fiber capabilities

•	Enhanced network management and professional services

Service providers are looking to suppliers to support them in the move to a converged packet access network to provide expanded broadband services. Two technical trends mark the broadband rollout: the transition from circuits to packets, and the upgrade of the network infrastructure from copper to fiber. Much of the service providers’ network cores have been upgraded to packets and fiber, but the access network still requires significant investment to be fully converted. Access networks connect end users to the services available at the network core, and provide end user revenue streams to service providers. Conversion of the access network is stimulated by end user demand for broadband services. Our AccessMAX system 8 allows service providers to utilize existing fiber buildout to deploy broadband services and access connections to satisfy end user demand.

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

Financial information relating to geographic areas for 1999-2001 is included in Note 12 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K/A.

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

Research and development costs charged to expense were $64.2 million in 2001, $58.8 million in 2000, and $48.3 million in 1999. As a percentage of total revenues, research and development costs represented 20% in 2001, 14% in 2000, and 16% in 1999. The increase in 2001 research and development costs as a percentage of total revenues was largely the result of the decline in total revenues from 2000 to 2001. We consider our research and development efforts vital to our future success, and we plan to continue to support the development of new products, features and product cost reductions. We have research and development offices in California, Illinois, Florida, and Texas.

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

Telecommunications and Technology Investments

Over the past several years, we have made investments in several start-up ventures specializing in telecommunications technologies. In 1999, our investment in Cerent Corporation (Cerent) was converted into approximately 10.6 million shares of Cisco Systems, Inc. (Cisco) common stock, adjusted for a 2-for-1 stock split, as a result of Cisco acquiring Cerent. Upon the conversion, we recognized a non-operating gain of approximately $379.3 million. In February and May 2000, we entered into hedging transactions structured as costless collar agreements, or collars, to minimize the impact of potential adverse market risk on the Cisco stock we own. The collars provide us with a floor value of approximately $690.0 million for the shares if held to maturity. We are able to borrow up to the full present value of the floor value of the collars. In 2001, we implemented Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in the reclassification and recognition of gains in the Cisco shares and the related collars from accumulated other comprehensive income to non-operating income. As a result of the reclassification, we recognized $285.7 million in unrealized gains during 2001. See Note 3 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K/A.

During the fourth quarter of 2001, we recorded a $2.3 million impairment in our investment in a development stage company. Our net investment in this company totaled $4.3 million as of March 11, 2002. We believe macroeconomic conditions and an industry capital spending slowdown adversely affected the valuation of the company and led to the impairment.

In the latter half of 2001, we entered into an OEM agreement with a privately held development stage company, (company) and made an investment in the company. Under the terms of the OEM agreement, we are authorized to use, promote, market and distribute the company’s products in development of end to end solutions utilizing the products. Our investment includes an equity investment in the company’s preferred stock and an option to acquire the company. We carry the investment at cost as we hold less than 20% ownership in the company and do not have the ability to exercise significant influence over the company’s operations. Under the terms of the purchase option agreement, we may, at our sole discretion, elect at any time through April 2, 2002 to acquire for cash or stock, all of the outstanding shares of the company. Our determination as to whether to exercise the option will be based upon our assessment of the company’s product development efforts and business prospects, as well as market conditions and other factors relevant to the company’s business. If we do not exercise the option to acquire the company, and the company has achieved specified engineering and product development milestones, certain shareholders of the company hold a put option giving them the right to require us to purchase from them a specified series of the company’s outstanding preferred stock for approximately $6.0 million. The put option becomes exercisable for 90 days after the expiration of our purchase option.

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

Proprietary Rights and Licenses

We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. No patents are currently held for the OmniMAX product family, but six patent applications are pending. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. See Part I, Item 1 “Risk Factors That Might Affect Future Operating Results and Financial Condition” as it pertains to this matter in this Annual Report on Form 10-K/A. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

Employees

As of December 31, 2001, we had 843 employees. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike, or labor dispute. We believe relations with our employees are good.

Risk Factors That Might Affect Future Operating Results and Financial Condition

In addition to the other information in this Annual Report on Form 10-K/A, the following are risk factors that should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

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

International sales constituted 14% of our total revenues in 2001, 11% in 2000 and 11% in 1999. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

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

Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. During the worldwide telecommunications market expansion in the late 1990’s, many component suppliers placed critical components on worldwide allocation. During 2000 we experienced shortages of certain optical components, laser diodes, which are used in our products. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components could significantly limit our ability to meet scheduled product deliveries to our customers and increase our expenses, which would seriously harm our business and results of operations.

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

Item 2. Properties

We lease five buildings in Petaluma, California. Two of these buildings are subleased; the other three, a total of approximately 374,000 square feet, house the principal executive offices, as well as administrative, sales, marketing, product development, manufacturing, and distribution functions. In addition to our Petaluma facilities, we lease domestic properties in Miramar, Florida (research and development), Richardson, Texas (sales, and research and development), Buffalo Grove, Illinois (research and development, and technical assistance), Largo, Florida, and several other locations for sales and technical assistance. As of December 1, 2001, we have subleased the Largo facility. Internationally, we occupy leased offices for sales and sales support functions in: Paris, France; Fribourg, Switzerland; Mexico City, Mexico; and Sydney, Australia.

We utilized approximately 68% of our total available space as of March 11, 2002. We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our level of operations anticipated in 2002. In addition, we believe that appropriate additional facilities will be available to accommodate growth as needed.

PART II.

Item 6. Selected Consolidated Financial Data

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2001(1)	2000(2)	1999(3) (4)	1998(4)	1997

	(restated)
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$327,569	$416,850	$296,611	$316,409	$267,858
Cost of revenues	215,956	215,303	157,911	171,843	145,933

Gross profit	111,613	201,547	138,700	144,566	121,925

Operating expenses:
Research and development	64,169	58,828	48,343	41,687	25,726
Sales and marketing	49,385	47,463	34,425	35,992	21,854
General and administrative	37,323	29,172	33,947	30,437	20,799

Total operating expenses	150,877	135,463	116,715	108,116	68,379

Operating income (loss)	(39,264)	66,084	21,985	36,450	53,546
Other income, net	306,238	51,444	385,444	4,051	4,866

Income before income taxes	266,974	117,528	407,429	40,501	58,412
Income taxes	101,450	39,960	158,359	14,648	21,612

Net income	$165,524	$77,568	$249,070	$25,853	$36,800

Basic net income per share (5)	$2.03	$0.97	$3.20	$0.34	$0.52

Shares used in basic per share computations	81,381	80,201	77,723	75,273	70,131

Diluted net income per share (5)	$1.98	$0.91	$3.05	$0.32	$0.48

Shares used in diluted per share computations	83,638	84,800	81,657	79,825	77,469

	As of December 31,

	2001	2000	1999	1998	1997

Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$955,742	$875,153	$732,122	$110,866	$105,196
Working capital	774,297	744,723	583,357	208,604	193,640
Total assets(6) (7)	1,147,410	1,135,175	900,787	309,114	273,983
Stockholders’ equity	838,605	819,665	645,064	267,839	223,720
Book value per share	10.21	10.15	8.16	3.52	3.08
Number of employees	843	959	722	815	660

(1)	2001 includes an unrealized gain of $285.7 million resulting from our application of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related net gains on our Cisco Systems, Inc. (Cisco) common stock holdings during the year. See Note 3 of “Notes to Consolidated Financial Statements” for further information. Pro forma net income for 2001, which excludes the unrealized Cisco gains, and certain other income statement credits and charges, was $16.1 million. See Management’s Discussion and Analysis under the heading, “Pro Forma Results” for additional information.

(2)	2000 includes $42.9 million from Marconi Communications Inc. as settlement of outstanding litigation and a subsequent distribution payment. Without this non-operating income, and excluding $1.1 million in acquisition related costs, net income would have been $50.0 million.

(3)	1999 includes a $379.3 million gain recognized upon conversion of an investment into Cisco common stock. Without this gain, and related tax effects, our net income for the year ended December 31, 1999 would have been $19.6 million.

(4)	Amounts have been restated to reflect the acquisition of GVN Technologies, Inc. in May 2000 accounted for as a pooling of interests; number of employees has not been restated.

(5)	See Note 1 of “Notes to Consolidated Financial Statements” for an explanation of the determination of the number of shares used in computing basic and diluted net income per share.

(6)	Total assets for 2001, 2000, and 1999 include the market value of our Cisco holdings and related collars of $670.5 million, $659.0 million, and $551.4 million, respectively.

(7)	Certain prior year amounts included in total assets have been reclassified to conform with current year presentation.

AFC’s long-term debt is not significant. No cash dividends per share were paid for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail in Part I, Item 1 of this Annual Report on Form 10-K/A under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” as filed with the Securities and Exchange Commission. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

A certification with respect to this Annual Report on Form 10-K/A by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Overview

On October 17, 2002, we announced that we had made an adjustment to previously reported results for the year ended December 31, 2001. The adjustment is the result of a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) that should have been taken in the fourth quarter of 2001. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a recent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized an impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. The net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment also should have been written off. Additionally, our adjusted financial results include our previously announced retroactive application of the equity method of accounting for our investment in AccessLan Communications, Inc. (AccessLan). Our equity in AccessLan’s losses was $0.6 million after tax ($0.9 million on a pre-tax basis.) Accordingly, the discussion below has been modified to reflect the adjustments to our 2001 financial statements.

We design, manufacture, and provide a family of products and services that offer broadband, wideband, and narrowband solutions for the portion of the telecommunications network between the service provider’s central office and end user businesses and homes. Our OmniMAX™ product family is a multiservice broadband solution for providing voice and data services for the telecommunications industry. We released the AccessMAX™ System 8 in 2001, offering a migration strategy for delivering packet-switched voice and broadband services. The AccessMAX System 8 allows service providers to expand network access capacity and service offerings from legacy time division multiplex services to high speed next-generation broadband services to emerging applications such as Voice over Packet, Voice over Digital Subscriber Line, or DSL, and Video over Asymmetric Digital Subscriber Line, while preserving quality of service. We market our product family through our direct sales force, distributors, and value-added resellers. We sell our products primarily to service providers who install our equipment as part of their access networks. Our customers generally include national local exchange carriers, or NLECs, independent operating companies, or IOCs, large incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, and international carriers.

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

Our results of operations have been adversely affected by the recent downturn in the telecommunications industry and worldwide economies. We experienced lower than forecasted shipments during 2001. We believe current economic conditions may continue to cause customers to reduce and defer capital spending. We also believe the current regulatory environment is causing delays in some of our customers’ investments in broadband services. Some of our larger customers are delaying deployment of DSL until clarification occurs on regulatory issues stemming from the Telecommunications Act of 1996. In the current environment, there exists conflicting state and federal regulations for DSL deployment, and it is unclear when resolution will take place.

Beginning in late 2000 and continuing through mid-2001, we focused on building our organization and procuring inventory to support forecasted business growth. As the general slowdown in our customers’ capital spending and the effect that had on our results of operations became apparent, we implemented a reduction in force in October 2001. Related to this reduction, we recorded $2.7 million for an engineering facility lease impairment and fixed asset write-off, and $1.6 million in severance costs in 2001. We also reduced staff in certain foreign sales offices in December 2001 and incurred $0.6 million for closure and severance costs. As part of our original forecasted growth in early 2001, we entered into long-term purchase agreements with vendors. In the fourth quarter of 2001, after receiving additional customer input, we updated our business plan for 2002 and determined an inventory adjustment was needed. We wrote-down inventory by $18.1 million and recognized a $12.0 million accrual for inventory purchase agreements.

We completed an inventory of certain fixed assets in the fourth quarter of 2001 and recorded a $1.4 million loss on the disposal of idle and obsolete equipment. We determined that our investment in a privately-held company was impaired and recorded a $2.3 million write-down in the fourth quarter of 2001 to reflect the company’s lowered market valuation.

In the fourth quarter of 2001, we recorded a $13.6 million distribution payment due from Marconi Communications Inc. (Marconi), as non-operating income. As a result of our implementation of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001, we recognized $285.7 million in non-operating income in 2001 for the net unrealized gain on our shares of Cisco Systems, Inc. (Cisco) and the related collar agreements.

During the first quarter of 2001, we did not recognize revenues of approximately $11.9 million on shipments made to Winstar Communications, Inc. (Winstar) and a value-added reseller, or VAR, due to the likelihood of non-collectibility. Winstar and the VAR filed for protection under bankruptcy laws in the second and fourth quarters of 2001, respectively. We also increased our allowance for doubtful accounts by approximately $9.3 million for the VAR receivable. In addition, we increased inventory reserves by approximately $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc. (Tellabs), because we did not anticipate further business with either of these customers.

We attempted to balance our operating expenses with our decreased revenues and results of operations. We have focused on cost controls while we continued to invest in research and development activities that would keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities, and related disclosure of contingent assets and liabilities. As the complexity and subjectivity of estimates and judgments increase, the inherent level of precision in the financial statements can decrease. Applying GAAP requires our judgment in determining the relative appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. We evaluate our estimates and judgments on an on-going basis, including those related to our product warranty, product returns, assessment of recoverability of capitalized software development costs, excess and obsolete inventory, and allowance for doubtful accounts. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, which may not be readily apparent from other sources.

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business. The following critical accounting policies affect the more significant estimates and judgments used in the preparation of our consolidated financial statements.

Critical Accounting Policies and Estimates

Some business transactions are subject to uncertainty and are recorded using estimates and our best judgment at any given time, within the parameters of GAAP. An explanation of the sensitivity of financial statements to the methods, assumptions and estimates underlying their preparation and the interplay of specific uncertainties with accounting measurements follows.

Revenue Recognition, Allowances and Product Warranty. In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and SFAS No. 48, Revenue Recognition When Right of Return Exists, we recognize revenue when the earnings process is complete. The earnings process is considered complete when persuasive evidence of an arrangement between a customer and AFC exists, when delivery and acceptance has occurred or services have been rendered, when pricing is fixed or determinable, when any right of return lapses or is reasonably estimable, and when collectibility is reasonably assured. We follow these same revenue recognition standards for sales made to our authorized distributors and sales representatives. AICPA Statements of Position 97-2, Software Revenue Recognition, and 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, generally require revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenues allocated to maintenance are recognized ratably over the maintenance term. Revenues from service activities are generally recognized ratably over the service period. Allowances for returns are established based on experience. A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on experience. We consider differing market conditions when recognizing revenues, such as the recent decline in capital spending in our industry, and the relative financial condition of our customers. These conditions do not impact the method by which we recognize revenues or the methodology for computing the provision for warranty; however, such conditions could impact the allowance for returns.

Research and Development and Software Development Costs. We follow SFAS No. 2, Accounting For Research and Development Costs, and charge all research and development costs to expense as incurred. We follow SFAS No. 86, Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs incurred for the development of computer software and enhancements to existing software products that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in technologies. Costs that are capitalized include direct labor and related overhead. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is based on the straight-line method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Under different circumstances, we believe there would be no change in the way we expense research and development costs and, accordingly, there would be no change to our results of operations, financial position, or changes in cash flows. If we changed the estimates used in the assessment of recoverability for computer software-related capitalized costs, such as the anticipated future revenues or changes in technologies, these could result in a lower net realizable value. This in turn would increase our reported operating expenses, and lower our net income, but would have no effect on our cash flows.

Allowance for Doubtful Accounts. We have an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments to our accounts receivable. We base our allowance on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies, financial statement review, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments. We consider differing market conditions when recording our allowance, such as the recent downturn in the telecommunications industry and worldwide economies, and the relative financial condition of our customers. These conditions do not impact the methodology we use to compute our allowance.

Inventories and Reserve for Excess and Obsolete Inventories. Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out basis) or market. A reserve for excess and obsolete product and an accrual for purchase commitments have been established; the balances are assessed continuously, and adjusted on a quarterly basis. Under different market conditions, such as an environment of decreasing vendor and material costs, we could change our methodology to last-in, first-out basis, resulting in short-term effects such as lower costs of revenues, higher gross profit margin, and higher net income. However, this alternative methodology could lead to higher reserves for excess and obsolete product as the potential for higher-priced inventory on hand increases, and could result in additional short-term effects such as higher cost of revenues, lower gross profit margin, and lower net income.

We provide additional clarification and analysis about non-financial information in Part I, Item 1 of this Annual Report on Form 10-K/A under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition”.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,

	2001	2000	1999

	(restated)
Revenues	100%	100%	100%
Cost of revenues	66	52	53

Gross profit	34	48	47

Operating expenses:
Research and development	20	14	16
Sales and marketing	15	11	12
General and administrative	11	7	11

Total operating expenses	46	32	39

Operating income (loss)	(12)	16	7
Other income, net	93	12	130

Income before income taxes	82	28	137
Income taxes	31	10	53

Net income	51%	19%	84%

2001 Compared with 2000

Revenues. In 2001, revenues, including service revenues and royalties, decreased by 21% from 2000 to $327.6 million. U.S. sales declined 24% to $282.0 million in 2001 and represented 86% of total revenues compared with 89% in 2000. The decline in U.S. revenues in both amount and as a percentage of total revenues, reflected the significant decline in sales to Tellabs, Winstar, and other CLECs in 2001. International revenues declined 5% to $45.6 million in 2001 and represented 14% of total revenues compared with 11% in 2000. The decline in international revenues was mainly a result of reduced sales into South Africa, partially offset by overall increased sales into Latin America and Canada. The higher ratio of international to total revenues in 2001, was largely a function of the decline in sales to U.S. customers from 2000 to 2001.

For the year 2001, sales to North Supply Company, a subsidiary of Sprint (Sprint) accounted for 10% or more of total revenues. In 2000, Winstar and Sprint each accounted for 10% or more of total revenues. No other customer accounted for 10% or more of total revenues in either period. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. Our five largest customers accounted for 44% of total revenues in 2001 and 49% in 2000. A number of these accounts have signed multiyear agreements with us which provide a potential revenue stream for 2002 and beyond. However, these contracts permit customers to cancel or reduce the size of their commitments upon notice. Accordingly, there can be no assurance that ongoing sales to these customers will continue, or continue at increasing volumes.

Gross Profit. In 2001, gross profit decreased by 45% to $111.6 million. Gross profit represented 34% of total revenues in 2001 compared with 48% in 2000.

In the fourth quarter of 2001, we recorded $18.0 million in charges to cost of revenues for excess and obsolete inventory and recognized a $12.0 million accrual against cost of revenues for inventory purchase agreements. We experienced a delay in DSL rollouts and changes in some of our larger customers’ DSL build-out plans. This, along with a shift from our first generation DSL products to our second generation DSL products, accounted for a large portion of the excess and obsolete inventory write-down. We had inventory built to CLEC specifications that, upon the rapid decline of our CLEC customers’ capital spending, we could not cost-effectively re-work for other customers. Some of the other products in our product family have been superseded by newer generation technology, resulting in obsolete inventory. We refocused our international efforts towards newer generation broadband products, resulting in a write-down of obsolete inventory. Component inventories were built up in accordance with our original business plan, resulting in write-downs for amounts in excess of our revised business plan requirements.

To a lesser extent, gross profit in 2001 declined from 2000 due to negotiated discounts and product mix for some of our larger volume customers. Materials purchases were lower in 2001 compared with 2000, while overhead costs remained relatively unchanged, resulting in costs being spread over a lower volume of products. The resulting higher burden rate decreased our gross profits in 2001. Gross profit in 2001 was also impacted by the recognition of cost of sales for shipments to Winstar and a VAR for which approximately $11.9 million in revenues were not recorded. We also recorded a $2.2 million reserve for specific inventories deemed to be unsellable as a result of Winstar’s financial distress and our expectation that we would not have further sales to Tellabs for the remainder of 2001.

Our gross profits are affected by a number of factors including, but not limited to, excess custom inventory, obsolete inventory, long-term purchase agreements with vendors, customer mix, product mix, volume discounts, cost reduction programs, and volume of third party distributor sales. Customers have the ability to cancel purchases, resulting in excess customized inventory that we may be unable to re-work and sell cost-effectively.

Research and Development. In 2001, research and development expenses increased by 9% to $64.2 million, and represented 20% of total revenues compared with 14% in 2000.

The increase in expenses from 2000 to 2001 was primarily the result of compensation and benefits, fixed asset disposals, a facility lease impairment, depreciation and amortization, software costs, and rent and facility costs. Compensation and benefits were higher primarily because the average number of personnel during 2001, particularly during the first half of the year, was greater than during 2000. Compensation also included severance costs related to our October 2001 reduction in force. As of December 31, 2001 our research and development headcount decreased 9% from 2000 due to consolidation of our Florida offices, the reduction in force, and concerted efforts to make the engineering organization more efficient using existing employee resources and skills. During the fourth quarter of 2001, after completing an inventory of our engineering-related fixed assets, we disposed of obsolete equipment and recorded a loss on the disposals. In the fourth quarter of 2001, we vacated our Largo, Florida facility and entered into a sublease agreement. We recorded an impairment charge for the ongoing shortfall between our remaining lease obligation and the sublease income, and wrote down the related fixed assets and leasehold improvements, totaling $2.7 million. Depreciation and amortization increased as a result of additional capital purchases to support development and testing of new products and features.

These increases reflect our efforts to invest in key product development areas in order to retain our market share and be positioned to take advantage of future market opportunities. During 2000, we achieved technological feasibility of our Panorama EMS software and we capitalized costs associated with it. We completed and released the software during 2001, and accordingly began recording post-release costs to research and development expenses. Rent and related facility costs increased for some of our satellite engineering offices. Partially offsetting these increases were savings in outside services, performance-based compensation, direct materials, temporary help, and travel and entertainment. Various engineering projects involving outside services were completed by the end of 2000, and our utilization of outside services decreased in 2001, accordingly. Performance-based compensation was lower as a result of not meeting certain financial targets, primarily because of the general slowdown in our customers’ capital spending and the effect that had on our results of operations in 2001. In 2000, more direct materials were utilized for development and completion of our AccessMAX System 8, and 7.1A and 8.0 cards by the end of 2000. Direct material usage was lower in 2001 as new projects were in different development stages than in 2000 and required lower expenditure levels. In an effort to reduce our operating expenses in 2001, we eliminated virtually all of the temporary help positions that had been filled during 2000. Travel and entertainment expenses were lower due to cost containment efforts in 2001, reflecting our efforts to align our organization with current results of operations.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In 2001, sales and marketing expenses increased by 4% to $49.4 million, and represented 15% of total revenues compared with 11% in 2000.

The increase in sales and marketing expenses from 2000 to 2001 was primarily the result of higher compensation and benefits, fixed asset disposals, distributor commissions, and depreciation. As part of our efforts to build support teams for our larger customers, we experienced a higher average number of sales and marketing employees during the first half of 2001 as compared with 2000. As the general slowdown in our customers’ capital spending and the effect that had on our results of operations became apparent, we implemented a reduction in force, resulting in an 11% decrease in sales and marketing headcount from December 31, 2000 to December 31, 2001. A higher average number of sales and marketing employees during the first half of 2001 over the levels in 2000 resulted in higher compensation and benefit costs. Included in compensation were severance costs arising from our October 2001 reduction in force.

During 2001, we reviewed some of our sales and marketing-related trade show, demo equipment, and demo inventory and disposed of idle and obsolete material. We experienced sales growth in certain international countries in which we utilize distributors, causing an increase in distributor commissions. We also incurred higher levels of depreciation as a result of purchasing additional software and technical equipment used by our sales, marketing, and customer service departments in supporting sales and marketing efforts and product releases. Cost containment efforts in 2001 reflected our efforts to align our organization with current results of operations. These efforts, along with the effects of the September 11 tragedies, caused a significant reduction in our travel and related expenses. As part of our efforts to balance our organization with our results of operations, we reduced our rate of employee hiring, which lowered hiring and relocation costs. The effect of our customers’ reduced capital spending in 2001 negatively impacted our results of operations and accordingly, we did not pay performance-based compensation due to our failure to meet certain financial targets. As a result of current economic pressures and our revised business plan, we reduced our participation in trade shows and decreased our advertising.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to monitor and align future sales and marketing expenses with future operating results.

General and Administrative. In 2001, general and administrative expenses increased 28% to $37.3 million and represented 11% of total revenues as compared to 7% in 2000.

The increase from 2000 to 2001 was mainly caused by an increase in provision for doubtful accounts in the first quarter of 2001 for a VAR. During the last quarter of 2001, we inventoried some of our general and administrative-related fixed assets and disposed of obsolete equipment, recording a loss on the disposals. Depreciation increased in 2001 from 2000 because leasehold improvements associated with buildings we moved into in mid-year 2000 were occupied for the entire year in 2001. Primarily as a result of a general slowdown in our customers’ capital spending patterns and the effect that had on our results of operations in 2001, we did not meet our internal financial targets and did not pay associated performance-based compensation. We made significant donations to education and housing programs in 2000, and although we have continued to make donations to various causes in 2001, we adjusted our expenditure levels to reflect our overall reduction in operating expenses. We also reduced the number of general and administrative employees by 13% from December 31, 2000 to December 31, 2001.

We believe we have aligned general and administrative expenses with current results of operations. We plan to monitor and align future general and administrative expenses with future operating results.

Other Income. In 2001, other income increased 497% to $307.2 million. Our application of SFAS No. 133 in 2001 resulted in the recognition of $285.7 million in unrealized gains on our Cisco investment and the related collars. In 2000, prior to adoption of SFAS No. 133, the unrealized gains and losses on the Cisco investment and related collars were netted and reflected in the carrying value of the investment, deferred tax liabilities, and accumulated other comprehensive income on our balance sheet. In 2000, we recorded $32.8 million from Marconi as settlement of outstanding litigation, and $10.1 million as a subsequent distribution payment. In 2001, we recognized $13.6 million as a distribution payment due from Marconi which was subsequently received in January 2002. The settlement of outstanding litigation calls for Marconi to meet specified distribution revenue goals in 2002; failure to do so makes them liable to us for a distribution payment for 2002. If this occurs, we will recognize the distribution payment in 2002 as non-operating income. In the fourth quarter of 2001, we recorded a $2.3 million impairment in our equity investment in a privately-held company as a result of the lowered valuation of the company. Macroeconomic conditions and an industry-wide capital spending slowdown have affected the availability of venture capital funding for, and valuations of, development stage companies.

Income Taxes. In 2001 and 2000, we recorded income taxes at an effective tax rate of 38% and 34%, respectively. The higher rate in 2001 was due to the effect of recognizing an investment gain related to our implementation of SFAS No. 133.

2000 Compared with 1999

Revenues. In 2000, revenues, including service revenues and royalties, increased by 41% over 1999 to $416.8 million. U.S. revenues comprised 86% of this increase with sales growth distributed across a broad range of customers and markets.

U.S. revenues grew 39% to $368.9 million in 2000, and represented 89% of total revenues compared with 89% in 1999. The increase in revenues from the U.S. was primarily the result of our increase in market share in a growing industry.

International revenues increased 52% to $47.9 million in 2000, and represented 11% of total revenues compared with 11% in 1999. The increase in international revenues was primarily due to growth in sales to South African, Caribbean, and Canadian customers.

For the year 2000, sales to Winstar and Sprint each accounted for 10% or more of total revenues. In 1999, Winstar and Sprint each accounted for 10% or more of total revenues. No other customer accounted for 10% or more of total revenues in either of these periods.

Gross Profit. In 2000, gross profit increased by 45% to $201.5 million. As a percentage of total revenues, gross profit margin represented 48% in 2000, compared with 47% in 1999. The increase in gross profit margin was primarily due to favorable customer mix, product mix, and cost reductions. Successful cost reduction initiatives in our manufacturing operations contributed to lower costs as a percentage of total revenues compared with 1999. In addition, the comparatively higher margin on sales of our Panorama EMS software product contributed to the increase in gross profit margin in 2000 compared with 1999.

Research and Development. In 2000, research and development expenses increased by 22% to $58.8 million, and represented 14% of total revenues compared with 16% in 1999.

The increase in spending was primarily due to increases in hiring, compensation and benefits expenses, and continued investment in new product development. As a result of the acquisition of GVN in May 2000, the number of employees in research and development increased by 27 employees.

The decrease in the ratio of expenses to total revenues compared with 1999 was primarily due to capitalizing Panorama EMS software development costs out of expenses into other assets in the fourth quarter of 2000. The amount represents development costs for the full year. These costs are being amortized over the life of the current software release which is estimated to be one year. In addition, we implemented a new product development methodology that significantly improved our ability to make priority decisions regarding new projects. The process involves cross-functional teams working together to evaluate viability of projects before development begins. As a result, we have experienced improved project management, more efficient use of resources, and product cost reductions.

Sales and Marketing. In 2000, sales and marketing expenses increased by 38% to $47.5 million, and represented 11% of total revenues compared with 12% in 1999.

The increase in sales and marketing expenses was mainly due to hiring, compensation and benefits expenses, primarily attributable to a growth in employee headcount, and to increased travel and entertainment expenses. These increases were partially offset by a decrease in distributor commissions as a smaller portion of our sales in 2000 were made through distributors.

General and Administrative. In 2000, general and administrative expenses decreased 14% to $29.2 million and represented 7% of total revenues compared with 11% in 1999.

This decrease in absolute dollars and as a percentage of total revenues was primarily attributable to a decrease in litigation expenses. In 1999, litigation expenses were primarily associated with the Marconi lawsuit which was settled in February 2000. This decrease was partially offset by increases in compensation and benefits due to an increase in headcount, and to corporate donations to educational institutions and other non-profit community organizations.

Other Income. In 2000, other income decreased $334.0 million or 87%. In 1999, other income included a $379.3 million gain for the step-up in basis of our investment in Cerent Corporation (Cerent) upon conversion to Cisco common stock. In 2000, other income included $32.8 million from Marconi as settlement of outstanding litigation, and $10.1 million as a subsequent distribution payment.

Income Taxes. In 2000 and 1999, we recorded income taxes at an effective rate of approximately 34% and 39%, respectively. The effective tax rate decreased primarily due to the gain arising from the conversion of our investment in Cerent into Cisco common stock in 1999.

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands, except per share data):

	Years Ended
	December 31,

	2001	2000	1999

	(restated)
GAAP net income	$165,524	$77,568	$249,070

Pro forma exclusions:
Operating:
Cost of sales for revenues not recognized	4,300	—	—
Excess and obsolete inventory	18,850	—	—
Purchase commitments	13,412	—	—
Provision for doubtful accounts	9,251	—	—
Severance and closure costs for reduction in force	4,935	—	—
Loss on fixed asset disposals	1,412	—	—
Acquisition-related costs	—	1,062	—
Non-operating:
Litigation settlement and distribution payments	(13,600)	(42,886)	—
Conversion of investment into Cisco stock	—	—	(379,290)
Unrealized gain on Cisco investment	(285,729)	—	—
Investment impairment	2,275	—	—

Total exclusions	(244,894)	(41,824)	(379,290)
Income tax effect	95,468	14,221	149,785

Exclusions, net of tax	(149,426)	(27,603)	(229,505)

Pro forma net income	$16,098	$49,965	$19,565

Pro forma net income, a non-GAAP measure, is provided to help clarify our ongoing business performance. For pro forma purposes, the following amounts have been excluded:

2001

•	A $4.3 million charge to cost of revenues is excluded from 2001 as these costs related to sales we did not recognize in the first quarter of 2001.

•	An $18.9 million charge for excess and obsolete inventory, consisting of $18.8 million to cost of revenues, and $0.1 million to sales and marketing expenses, is excluded from 2001 to take into account the abrupt decline in customers’ spending, customer bankruptcy, changes in DSL rollout, and the resulting impact these had on custom inventory and obsolete inventory levels.

•	A $13.4 million accrual for purchase agreements is excluded from 2001 cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long-term agreements with vendors.

•	A $9.3 million charge to provision for doubtful accounts is excluded from 2001 operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	A $4.9 million charge for facility lease impairment, fixed assets write-down, severance costs, and foreign sales office closures is excluded from 2001 operating expenses. Macroeconomic conditions and an industry capital spending slowdown forced us to take a 9% reduction in force in October, consolidate offices, and reduce sales and sales support to certain international locations to re-align our focus on our core customers, markets, and products.

•	A $1.4 million charge for loss on disposal of information technology fixed assets is excluded from 2001 operating expenses as a result of an extensive fixed asset inventory.

•	$13.6 million distribution payment from Marconi is excluded from 2001 non-operating income to omit the effect of non-core business income.

•	$285.7 million in unrealized gains on our Cisco investment are excluded from 2001 non-operating income to omit the effect of non-core business income.

•	A $2.3 million charge for impairment on investment is excluded from 2001 non-operating income as a result of the investee company’s equity round financing and related valuation.

•	The $95.5 million tax effect related to the amounts listed above is excluded from 2001 income taxes.

2000

•	A $1.1 million charge related to acquisition of GVN is excluded from 2000 operating expenses to reflect the infrequent nature of this event.

•	A $32.8 million Marconi litigation settlement gain is excluded from 2000 non-operating income to reflect the infrequent nature of this event.

•	A $10.1 million distribution payment from Marconi is excluded from 2000 non-operating income to omit the effect of non-core business income.

•	The $14.2 million tax effect related to the amounts listed above is excluded from 2000 income taxes.

1999

•	$379.3 million unrealized gain related to the conversion of our investment in Cerent into Cisco common stock is excluded to reflect the infrequent nature of this event.

•	The $149.8 million tax effect related to the unrealized gain is excluded from 1999 income taxes.

Liquidity and Capital Resources

Capital resources and liquidity, our ability to generate adequate amounts of cash to meet our needs as of December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31,

	2001	2000

Cash and cash equivalents	$39,528	$8,368
Cisco marketable securities and related collars	670,489	658,961
Other marketable securities	245,725	207,824
Working capital, excluding cash and cash equivalents, marketable securities and related collars, and associated deferred tax assets and liabilities	72,941	124,249

As of December 31, 2001, cash, cash equivalents, and marketable securities totaled $955.7 million compared with $875.2 million as of December 31, 2000. At December 31, 2001, we recorded a value of $670.5 million in Cisco common stock and the related collars on our balance sheet. The value of our Cisco investment at December 31, 2001 consisted of $195.8 million in share value, and $474.7 million in collar value, as compared with a share value of $403.9 million and a collar value of $255.1 million as of December 31, 2000.

We currently own approximately 10.6 million shares of Cisco common stock. We protected the value of approximately 10.0 million of these shares in February 2000 using a costless collar with a three-year term. In May 2000, we also entered a similar three-year collar arrangement for the remaining shares of Cisco common stock. We pledged all of our Cisco stock to secure our obligations under the collar agreements. We have the ability to borrow up to the full present value of the $690.0 million floor value of the collars; we currently do not have any borrowings outstanding against the collars.

At maturity of these collars in February 2003 and May 2003, we may have a significant taxable gain depending on the market value of Cisco common stock at that time. The floor value of the collars at maturity is $690.0 million. We have recognized the accumulated gains on the share value and the collar value of our investment in non-operating income, and have recorded the related deferred tax liability. We will adjust the deferred tax liability for the potential additional taxable gain through maturity of the collars, and accordingly, there will be no income statement impact at maturity. The cash flow impact will depend on a number of factors including the market value of the Cisco shares at the time of maturity. We believe we have sufficient cash resources to meet any tax obligation, which could be as much as $265.0 million. We are currently evaluating various tax-efficient business opportunities for this investment.

Operating activities in 2001 generated net cash of $79.4 million. This was primarily the result of net income, and adjustments for non-cash activities including: the unrealized gains resulting from SFAS No. 133 implementation and related tax expenses, increases in our accounts receivable collections, increase in inventory charges, and higher depreciation and amortization amounts. Days sales outstanding, or DSO, were 64 days at the end of 2001, compared with 77 days at the end of 2000. The decrease in DSO was primarily due to the write-off of the VAR receivable, increased shipping linearity, and improved domestic collections. Net cash of $62.5 million was used in investing activities in 2001, primarily for marketable securities purchases.

During the last half of 2001, we made a $6.5 million investment in a development stage company (company) and paid $6.0 million for an option to acquire the company. Under the terms of the purchase option agreement, we may, at our sole discretion, elect at any time through April 2, 2002 to acquire for cash or stock, all of the outstanding shares of the company. Our determination as to whether to exercise the option will be based upon our assessment of the company’s product development efforts and business prospects, as well as market conditions and other factors relevant to the company’s business. If we do not exercise the option to acquire the company, and the company has achieved specified engineering and product development milestones, certain shareholders of the company hold a put option giving them the right to require us to purchase from them a specified series of the company’s outstanding preferred stock for approximately $6.0 million. The put option becomes exercisable for 90 days after the expiration of our purchase option. If the put option is exercised, it may qualify as a triggering event for an impairment review of our investment in the company, and may result in a write-down and charge to our current results of operations.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. As of December 31, 2001 we had approximately $2.7 million in letters of credit outstanding under this facility, including $1.0 million issued as a five-year deposit on one of our leased facilities.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At December 31, 2001, there were approximately $1.2 million nominal amount foreign exchange contracts outstanding.

We entered into collar agreements on our Cisco shares. If we hold the stock until maturity of the agreements, we will receive a minimum of $690.0 million. At maturity, the other party to the agreements bears the risk of gains and losses on the Cisco shares. During the term of the agreement, collar inefficiencies and the remaining time until maturity can result in net gains or losses from marking the shares and the collars to market in any one quarter.

We seek to minimize our foreign currency risk by using forward contracts to hedge material accounts receivable and accounts payable. These contracts are marked to market and the gains and losses are reflected in our results of operations.

The following table sets forth, for the periods indicated, the commitments to make future minimum payments under contractual obligations (in thousands):

Facility
Operating
Leases

2002	$8,523
2003	8,247
2004	8,328
2005	8,215
2006	7,769
Thereafter	30,054

Total	$71,136

We sublease three of our facilities; total future minimum lease payments have not been reduced by approximately $8.4 million of future minimum sublease payments to be received under non-cancelable subleases. We accrued $1.5 million to short term and long term liabilities for our Largo, Florida facility operating lease. The amount represents the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and operating lease obligation. If the sublessee does not renew its lease agreement with us, and we are unable to enter into another agreement through the term of the lease obligation (March 31, 2007), the amount of the ultimate loss based on the lease could increase by up to $1.0 million before tax.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities are adequate to support our financial resource needs, including working capital and capital expenditure requirements, and operating lease obligations, for the next twelve months.

SFAS No. 133 Implementation in 2001

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additional discussion on the effect of SFAS No. 133 on our financial position and results of operations is included in Notes 1 and 3 of “Notes to Consolidated Financial Statements.”

Item 8. Financial Statements and Supplementary Data

ADVANCED FIBRE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

	(restated)
Revenues	$327,569	$416,850	$296,611
Cost of revenues	215,956	215,303	157,911

Gross profit	111,613	201,547	138,700

Operating expenses:
Research and development	64,169	58,828	48,343
Sales and marketing	49,385	47,463	34,425
General and administrative	37,323	29,172	33,947

Total operating expenses	150,877	135,463	116,715

Operating income (loss)	(39,264)	66,084	21,985

Other income (expense):
Unrealized gains on Cisco investment	285,729	—	379,290
Interest income	9,829	9,880	6,007
Equity in losses of investee	(930)	—	—
Other	11,610	41,564	147

Total other income, net	306,238	51,444	385,444

Income before income taxes	266,974	117,528	407,429
Income taxes	101,450	39,960	158,359

Net income	$165,524	$77,568	$249,070

Basic net income per share	$2.03	$0.97	$3.20

Shares used in basic per share computations	81,381	80,201	77,723

Diluted net income per share	$1.98	$0.91	$3.05

Shares used in diluted per share computations	83,638	84,800	81,657

See accompanying notes to consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2001	2000

	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,528	$8,368
Cisco marketable securities and related collars	670,489	658,961
Other marketable securities	245,725	207,824
Accounts receivable, less allowances of $952 and $1,948 in 2001 and 2000, respectively	58,528	99,099
Inventories	29,711	59,356
Other current assets	34,967	24,059

Total current assets	1,078,948	1,057,667
Property and equipment, net	55,406	66,699
Other assets	13,056	10,809

Total assets	$1,147,410	$1,135,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,969	$19,920
Accrued liabilities	73,550	48,349
Deferred tax liabilities	221,132	244,675

Total current liabilities	304,651	312,944
Long-term liabilities	4,154	2,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 82,113,830 and 80,729,972 shares issued and outstanding in 2001 and 2000, respectively	821	807
Additional paid-in capital	287,937	268,003
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	1,242	167,774
Retained earnings	548,661	383,137

Total stockholders’ equity	838,605	819,665

Total liabilities and stockholders’ equity	$1,147,410	$1,135,175

See accompanying notes to consolidated financial statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2001, 2000, and 1999
(in thousands, except share data)

					Notes	Accumulated		Total
	Common Stock		Deferred	Additional	Receivable	Other Com-		Stock-	Com-
			Stock	Paid-In	Stock-	prehensive	Retained	holders'	prehensive
	Shares	Amount	Compensation	Capital	holders	Income	Earnings	Equity	Income

Balances as of December 31, 1998	76,191,353	$762	$(84)	$211,392	$(730)	$—	$56,499	$267,839	$25,853

Exercise of common stock options and warrants	2,346,136	23	—	8,613	—	—	—	8,636
Issuance of common stock	16,276	—	—	3	—	—	—	3
Employee stock purchase plan purchases	219,318	2	—	2,245	—	—	—	2,247
Inclusion of GVN earnings for the period July 1 to December 31, 1998	—	—	—	881	—	—	—	881
Conversion of preferred stock into common stock in pooling	239,959	2	—	1,998	—	—	—	2,000
Conversion of debt and accrued interest into common stock	106,637	1	—	1,817	—	—	—	1,818
Cancelation of notes receivable from stockholder	—	—	—	—	489	—	—	489
Granting of stock options below intrinsic value	—	—	(395)	395	—	—	—	—
Vesting of stock options below intrinsic value	—	—	308	513	—	—	—	821
Forfeiture of stock options	—	—	75	(75)	—	—	—	—
Repurchase of common stock	(42,287)	—	—	(11)	—	—	—	(11)
Tax benefit from option exercises	—	—	—	10,303	—	—	—	10,303
Net Income	—	—	—	—	—	—	249,070	249,070	$249,070
Other comprehensive income:
Net unrealized gain on available-for-sale securities(1)	—	—	—	—	—	100,968	—	100,968	100,968

Balances as of December 31, 1999	79,077,392	790	(96)	238,074	(241)	100,968	305,569	645,064	$350,038

Exercise of common stock options and warrants	1,388,094	14	—	8,747	—	—	—	8,761
Employee stock purchase plan purchases	213,129	2	—	2,456	—	—	—	2,458
Conversion of preferred stock into common stock in pooling	56,240	1	—	1,248	—	—	—	1,249
Forfeiture of stock options	—	—	96	(96)	—	—	—	—
Repurchase of common stock	(4,044)	—	—	(1)	—		—	(1)
Payments of notes receivable from stockholders	—	—	—	—	102	—	—	102
Cancelation of notes receivable from stockholder	—	—	—	—	83	—	—	83
Cancelation of common stock	(839)	—	—	—	—	—	—	—
Tax benefit from option exercises	—	—	—	17,575	—	—	—	17,575
Net Income	—	—	—	—	—	—	77,568	77,568	$77,568
Other comprehensive income:
Foreign exchange rate translation	—	—	—	—	—	(12)	—	(12)	(12)
Net unrealized gain on available- for-sale securities(1)	—	—	—	—	—	66,818	—	66,818	66,818

Balances as of December 31, 2000	80,729,972	807	—	268,003	(56)	167,774	383,137	819,665	$144,374

Exercise of common stock options	1,125,894	11	—	9,931	—	—	—	9,942
Employee stock purchase plan purchases	265,582	3	—	4,249	—	—	—	4,252
Cancelation of common stock	(7,618)	—	—	—	—	—	—	—
Tax benefit from option exercises	—	—	—	5,754	—	—	—	5,754
Net income (restated)	—	—	—	—	—	—	165,524	165,524	$165,524
Other comprehensive income:
Foreign exchange rate translation	—	—	—	—	—	(4)	—	(4)	(4)
Reclassification of unrealized gain on trading securities	—	—	—	—	—	(166,528)	—	(166,528)	(166,528)

Balances as of December 31, 2001 (restated)	82,113,830	$821	$—	$287,937	$(56)	$1,242	$548,661	$838,605	$(1,008)

	2000	1999

(1) Net unrealized gain on available-for-sale marketable securities	$108,600	$166,178
Less: deferred income taxes related to the net unrealized gain	41,782	65,210

Net unrealized gain on available-for-sale securities	$66,818	$100,968

See accompanying notes to consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2000	1999

	(restated)
Cash flows from operating activities:
Net income	$165,524	$77,568	$249,070
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains on Cisco investment	(285,729)	—	(379,290)
Tax related to SFAS No. 133 reclass of Cisco investment	106,776	—	—
Reserve for inventory write-down and accrued purchase commitments	31,519	1,800	—
Deferred income taxes	(23,488)	(649)	144,853
Depreciation and amortization	19,422	15,544	13,187
Allowances for uncollectible accounts and returns	10,261	600	(1,586)
Tax benefit from option exercises	5,754	17,575	10,303
Other non-cash adjustments to operating income	4,906	83	489
Write-down of impaired investment	2,275	—	—
Stock based compensation	—	—	821
Equity in losses of investee, net of tax	577	—	—
Changes in operating assets and liabilities:
Accounts receivable	30,310	(37,688)	14,306
Inventories	11,538	(23,585)	12,914
Other current assets	(5,366)	(18,777)	(1,451)
Long-term assets	1,368	927	(5,180)
Accrued and other liabilities	13,730	17,335	1,459
Accounts payable	(9,951)	52	7,186

Net cash provided by operating activities	79,426	50,785	67,081

Cash flows from investing activities:
Purchases of marketable securities	(627,140)	(405,243)	(491,534)
Sales of marketable securities	306,406	152,086	124,268
Maturities of marketable securities	283,668	195,177	308,002
Purchase of property and equipment	(12,921)	(23,743)	(15,865)
Other long term investments	(12,473)	(4,635)	3,063

Net cash used in investing activities	(62,460)	(86,358)	(72,066)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants, net	14,194	6,578	15,575

Net cash provided by financing activities	14,194	6,578	15,575

Effect of adjustment to conform fiscal year ends in pooling transaction	—	5,991	—
Increase (decrease) in cash and cash equivalents	31,160	(23,004)	10,590
Cash and cash equivalents, beginning of year	8,368	31,372	20,782

Cash and cash equivalents, end of year	$39,528	$8,368	$31,372

Cash paid:
Income taxes	$4,784	$19,093	$2,399

See accompanying notes to consolidated financial statements.

Advanced Fibre Communications, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Advanced Fibre Communications, Inc. (AFC) designs, manufactures, and provides a family of products and services that offer broadband, wideband, and narrowband solutions for the portion of the telecommunications network between the service provider’s central office and users’ businesses and homes, often referred to as the “local loop,” or “last mile.” Our OmniMAX™ product family is a multiservice broadband solution providing voice and data services for the telecommunications industry. Our product line consists of integrated multiservice access platforms, integrated access devices, optical network access concentrators, network services, network element management systems, environmentally hardened outdoor plant cabinets, indoor cabinets, and related service and transmission technologies. We sell our products primarily to telecommunications companies who install our equipment as part of their access networks. Our customers are national local exchange carriers, independent operating companies, large incumbent local exchange carriers, competitive local exchange carriers, and international carriers.

Fiscal Year

We operate on a 13-week fiscal quarter. In the year 2000, we operated on a 53-week fiscal year, with 14 weeks in the third quarter. We believe the effect of the additional week was not material to year-to-year comparisons of results of operations or cash flows.

Basis of Consolidation

The consolidated financial statements include the accounts of AFC and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

Critical Accounting Policies and Estimates

Revenue Recognition, Allowances and Product Warranty. In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, we recognize revenue when the earnings process is complete. The earnings process is considered complete when persuasive evidence of an arrangement between a customer and AFC exists, when delivery and acceptance has occurred or services have been rendered, when pricing is fixed or determinable, when any right of return lapses or is reasonably estimable, and when collectibility is reasonably assured. We follow these same revenue recognition standards for sales made to our authorized distributors and sales representatives. AICPA Statements of Position 97-2, Software Revenue Recognition, and 98-9, Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions, generally require revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenues allocated to maintenance are recognized ratably over the maintenance term. Revenues from service activities are generally recognized ratably over the service period. Allowances for returns are established based on experience. A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on experience.

Research and Development and Software Development Costs. We follow SFAS No. 2, Accounting For Research and Development Costs, and charge all research and development costs to expense as incurred. We follow SFAS No. 86, Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs incurred for the development of computer software and enhancements to existing software products that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in technologies. Costs that are capitalized include direct labor and related overhead. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is based on the straight-line method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Allowance for Doubtful Accounts. We have an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments to our accounts receivable. We base our allowance on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies, financial statement review, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments.

Inventories and Reserve for Excess and Obsolete Inventories. Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out basis) or market. A reserve for excess and obsolete product and an accrual for purchase commitments have been established; the balances are assessed continuously, and adjusted on a quarterly basis.

Other Significant Accounting Policies

Cash and Cash Equivalents. We consider all highly liquid investments in debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are generally invested in money market funds.

Marketable Securities and Investments. Our marketable securities are reported at fair value, and are classified as trading or available-for-sale. At December 31, 2000, all marketable securities were classified as available-for-sale. On January 1, 2001, we reclassified our investment in stock of Cisco Systems, Inc. (Cisco) to trading, and thereafter periodic changes in its fair value are included in non-operating income or expense.

We have equity investments in non-publicly traded development-stage companies accounted for under the cost method. Our ownership in each of these companies is less than 20%. We hold one seat on the board of directors of one of these companies. However, we do not have significant influence over the operating or financial policies of that company.

Property and Equipment. Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives, generally three years for computers and internal use software, and seven years for office and engineering equipment, furniture, and fixtures.

Long-Lived Assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the potential future income expected to be generated by the asset. If an asset is considered to be impaired, it is written down to its market value, which is assessed based on factors specific to the type of asset.

Income Taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Equity-Based Compensation Plans. We follow Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees, and we account for equity-based compensation plans with employees and non-employees of the board of directors using the intrinsic value method.

Derivative Instruments and Hedging Activities

In 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which require that we recognize all derivatives as either assets or liabilities in the balance sheet and that we measure those instruments at fair value. We also use foreign exchange contracts to offset gains and losses on exchange rate fluctuations against gains and losses on assets or liabilities hedged.

Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock, and common equivalent shares from options to purchase common stock and contributions to the Employee Stock Purchase Plan using the treasury stock method, when dilutive.

Foreign Currency Translation

Operations conducted in our foreign offices are transacted in local currencies. Assets and liabilities are translated into U.S. dollars using the translation rate at the balance sheet date, and income and expense amounts are translated at weighted average exchange rates during the year. Translation adjustments are recorded to other comprehensive income in the equity section of the balance sheet.

Certain Risks and Concentrations

Cash equivalents and trade accounts receivable are the primary financial instruments exposing us to credit risk. To reduce credit risk, we perform ongoing credit evaluations of our customers’ financial condition. In some cases, we may require customer prepayment, bank guarantees, or letters of credit and, if necessary, we put customers on credit limits. We maintain adequate allowances for potential credit losses. Our customers are concentrated in the public carrier telecommunications industry. Our five largest customers accounted for 43% and 30% of our gross accounts receivable at December 31, 2001 and 2000, respectively. Although our largest customers have varied from period to period, we anticipate that receivables in any given period will continue to be concentrated to a significant extent among a small number of customers. Recent severe financial problems affecting the telecommunications industry in general may continue to result in slower payments or defaults on accounts receivable. To reduce the currency risk with respect to foreign receivables, we use foreign exchange hedging contracts in those situations where it is deemed warranted.

Our products are concentrated in the telecommunications equipment market, which is highly competitive and subject to rapid change. Significant technological changes in the industry could adversely affect our operating results. Our inventories include components that may be specialized in nature, and subject to rapid technological obsolescence. We actively manage our inventory levels, and we consider technological obsolescence and potential changes in product demand based on macroeconomic conditions when estimating required allowances to reduce recorded inventory amounts to market value. Such estimates could change in the future.

Reclassifications and Restatements

Certain prior year amounts have been reclassified to conform with the current year’s presentation. In addition, as discussed in Note 2 of this Annual Report on Form 10-K/A, the results for the year ended December 31, 2001 have been restated.

All historical financial information was restated to reflect the acquisition of GVN Technologies, Inc. (GVN) in the second quarter of fiscal 2000, which was accounted for as a pooling of interests. See Note 11 for additional information on our acquisition of GVN.

SFAS No. 133 Implementation in 2001

On January 1, 2001 we implemented SFAS No. 133, as amended. There was no transition adjustment upon implementation. Prior to our implementation of SFAS No. 133, we classified our Cisco investment as available-for-sale, and recorded unrealized gains and losses on the investment, the costless collar agreements related to the investment, and the associated tax effects, in accumulated other comprehensive income on the balance sheet. Upon implementation of SFAS No. 133, we reclassified these securities from available-for-sale to trading securities, and recognized the accumulated gains on the share value and the collar value in non-operating income. The related tax effects were recorded as a component of income tax expenses.

The ongoing effects of SFAS No. 133 on the financial statements will depend on future market conditions. Changes in value of our investment and the costless collars are, and will continue to be, reported in current period earnings.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their respective estimated useful lives. SFAS No. 142 became effective for us in January 2002. Our implementation of these statements will not have a material impact on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a legal obligation is incurred. SFAS No. 143 is effective January 1, 2003. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discounted operations to include more disposal transactions. SFAS No. 144 supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 became effective for us in January 2002. We do not expect the implementation of these statements to have a material impact on our results of operations and financial position.

Note 2. Adjustment to Prior Period Results

Correction. We restated our financials statements for the year ended December 31, 2001 due to an error in our accounting for an operating lease and related fixed assets upon vacating an engineering facility. The adjustment to operating results for the year ended December 31, 2001 was a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) that should have been taken in the fourth quarter of 2001. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a subsequent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized a $1.5 million pre-tax impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. In addition, we should have written off the $1.2 million pre-tax net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment.

The adjustment had no impact on revenues or cash flows for the restated period.

Retroactive equity method of accounting for our investment in AccessLan Communications, Inc. (AccessLan). In the latter half of 2001, we invested $12.5 million in AccessLan, which we accounted for using the cost method of accounting. Effective April 1, 2002, upon exercise of our option to purchase the remaining interests in AccessLan, we changed our method of accounting from the cost method to the equity method. We retroactively applied the equity method for our ownership interest in AccessLan from the date of our initial investment as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This resulted in reductions to net income and retained earnings of $0.6 million for the year ended December 31, 2001.

The consolidated financial statements have been restated to reflect the following adjustments for the year ended December 31, 2001:

•	A $2.7 million increase to research and development expenses for the lease impairment and the related write-off of leasehold improvements and fixed assets

•	A $0.9 million increase in non-operating expenses to record our equity in AccessLan’s losses for the period during which we held an investment in AccessLan

•	Tax benefit of $1.4 million associated with the above items

At December 31, 2001, retained earnings decreased by approximately $2.3 million as a result of these adjustments. Other balance sheet lines that were impacted were:

•	Other current assets for the reduction in our investment in AccessLan

•	Property and equipment for the write-off of the Largo facility leasehold improvements and fixed assets

•	Accrued liabilities for the effect on current taxes payable and the current portion of the lease impairment charge

•	Long term liabilities for the long term portion of the lease impairment charge

•	Deferred tax liabilities for the tax impact of the Largo facility impairment charge and write-off

The consolidated financial statements as of, and for the year ended, December 31, 2001, have been restated to include the effects of the adjustments, as follows:

Consolidated Statement of Income:

	Year ended
	December 31, 2001

		as previously
	restated	reported

	(in thousands, except per share data)
Research and development	64,169	61,435
Operating expenses	150,877	148,143
Equity in losses of investee	(930)	—
Other income, net	306,238	307,168
Income before income taxes	266,974	270,638
Income taxes	101,450	102,842
Net income	$165,524	$167,796
Basic earnings per share	$2.03	$2.06
Diluted earnings per share	$1.98	$2.01

Consolidated Balance Sheet:

	December 31, 2001

		as previously
	restated	reported

	(in thousands)
Other current assets	$34,967	$35,897
Total current assets	1,078,948	1,079,878
Property and equipment, net	55,406	56,608
Total assets	1,147,410	1,149,542
Accrued liabilities	73,550	73,624
Deferred tax liabilities	221,132	222,176
Total current liabilities	304,651	305,769
Long term liabilities	4,154	2,896
Retained earnings	548,661	550,933
Total stockholders’ equity	838,605	840,877
Total liabilities and stockholders’ equity	1,147,410	1,149,542

Note 3. Marketable Securities

Marketable securities are valued at fair market value, and are comprised of the following (in thousands):

	December 31,

	2001	2000

Corporate equity securities	$670,489	$658,961
Municipal debt securities	241,725	202,334
Corporate debt securities	4,000	5,490

Total marketable securities	$916,214	$866,785

Corporate Equity Securities

On November 1, 1999, we acquired approximately 10.6 million shares of Cisco common stock (adjusted for a 2-for-1 stock split) as a result of the completion of Cisco’s acquisition of Cerent Corporation (Cerent) and resulting exchange of our Cerent stock for Cisco’s common stock. We recorded a gain for the step-up in basis of $379.3 million before taxes at the acquisition date.

In February and May 2000, we entered into hedging transactions structured as costless collar agreements, with terms of approximately three years, to minimize the potential market risk on the Cisco stock we own. The collars provide us with a floor value of approximately $690.0 million for the shares if held to maturity. We are able to borrow up to the full present value of the floor value of the collars; we currently do not have any borrowings outstanding against them. Gains and losses on our investment in Cisco stock will be partially offset by gains and losses in the costless collar agreements to the extent that the Cisco stock trades below $65 per share or above $99 per share.

For the years ended December 31, 2000 and 1999, we deferred unrealized gains on our Cisco investment of $107.6 million and $166.6 million, respectively, and reported them in stockholders’ equity in accumulated other comprehensive income, net of deferred income taxes. Upon implementation of SFAS No. 133 in January 2001, we reclassified these securities from available-for-sale to trading securities, and recognized the accumulated gains of $19.1 million share value and $255.1 million collar value in non-operating income. The related tax effects of $106.8 million were recorded as a component of income tax expenses. This reclassification resulted in a decrease of accumulated other comprehensive income of $167.4 million, net of taxes.

Debt Securities

At December 31, 2001, our debt securities portfolio contained a $1.4 million unrealized gain, compared with a $0.6 million unrealized loss at December 31, 2000. The fair value of securities maturing in one year or less and those maturing between one year and five years was $145.0 million and $100.7 million, respectively, as of December 31, 2001.

Note 4. Inventories

The major components of inventories are as follows (in thousands):

	December 31,

	2001	2000

Raw materials	$12,909	$23,741
Work-in-progress	993	1,746
Finished goods	15,809	33,869

Total inventories	$29,711	$59,356

Note 5. Property and Equipment

A summary of property and equipment follows (in thousands):

	December 31,

	2001	2000

	(restated)
Furniture and fixtures	$15,273	$13,560
Computer, software, and office equipment	33,031	36,071
Engineering equipment	50,221	53,777

	98,525	103,408
Less: accumulated depreciation	43,119	36,709

Property and equipment, net	$55,406	$66,699

At December 31, 2001 engineering equipment included $2.0 million of inventory that was transferred to fixed assets used to build test equipment for our operations. The restatement of the December 31, 2001 financial statements included a write-off of the net book value of property and equipment housed in our Largo, Florida engineering facility which we subleased for a three-year term in December 2001. The amount of the write-off was $1.2 million.

Note 6. Accrued Liabilities

A summary of accrued liabilities follows (in thousands):

	December 31,

	2001	2000

	(restated)
Income and sales taxes	$24,052	$11,866
Accrual for purchase commitments	14,026	1,800
Warranty	12,639	11,597
Salaries and benefits	10,201	11,055
Other accruals	8,690	12,014
Deferred revenues	3,942	17

Total accrued liabilities	$73,550	$48,349

Note 7. Income Taxes

A summary of the components of income taxes (benefit) follows (in thousands):

			Charge in
			Lieu of
			Income
	Current	Deferred(1)	Taxes(2)	Total

Year ended December 31, 2001 (restated):
Federal	$7,215	$78,318	$5,204	$90,737
State	5,203	4,960	550	10,713

Income taxes	$12,418	$83,278	$5,754	$101,450

Year ended December 31, 2000:
Federal	$16,080	$1,334	$15,494	$32,908
State	6,954	(1,983)	2,081	7,052

Income taxes (benefit)	$23,034	$(649)	$17,575	$39,960

Year ended December 31, 1999:
Federal	$2,986	$121,787	$9,175	$133,948
State	217	23,066	1,128	24,411

Income taxes	$3,203	$144,853	$10,303	$158,359

(1)	Deferred tax expenses exclude deferred taxes on the unrealized gains and losses on available-for-sale marketable securities that is included in equity in accumulated other comprehensive income. For 2001, the deferred portion of the tax provision includes $106.8 million that was reclassed from accumulated other comprehensive income to tax expenses upon our implementation of SFAS No. 133 in January 2001. Excluding this amount, the deferred portion of the tax provision would be a benefit, or decrease, of $23.5 million.

(2)	The charge in lieu of income taxes results from the tax benefit of stock option exercises.

Income taxes differ from the amounts computed by applying the U.S. federal statutory tax rate of 35% in each of the years ended December 31, 2001, 2000, and 1999 to income before income taxes as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(restated)
Income taxes at statutory rate	$93,441	$41,135	$142,600
State taxes, net of federal benefit	6,963	4,583	16,050
Current losses and temporary differences for which no benefit was recognized	1,390	1,038	774
Foreign sales corporation benefit	—	(184)	(114)
Utilization of tax credits	(1,632)	(2,250)	(1,450)
Tax exempt interest	(2,044)	(2,761)	(1,400)
Change in valuation allowance	—	—	(1,668)
Other	3,332	(1,601)	3,567

Income taxes	$101,450	$39,960	$158,359

'

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2001	2000

	(restated)
Deferred tax assets:
Allowances and accruals	$29,213	$15,675
Research tax credit carry-forwards	4,913	1,513
Net operating loss carry-forwards	5,367	—
Unrealized loss on marketable securities	595	239

Gross deferred tax assets	40,088	17,427

Deferred tax liabilities:
Recognized gain on marketable securities	(254,217)	(147,687)
Unrealized gain on marketable securities	(765)	(107,230)
Net book value over net tax basis	(6,238)	(7,185)

Gross deferred tax liabilities	(261,220)	(262,102)

Net deferred tax liabilities	$(221,132)	$(244,675)

As of December 31, 2001, we had research credit carry-forwards for federal income tax purposes of approximately $1.6 million, and for California income tax return purposes of approximately $5.0 million. These research tax credits are available to reduce future income subject to income taxes, and will carry forward indefinitely until utilized. For the year 2001 we had federal net operating loss carry-forwards in the amount of approximately $14.0 million. This net operating loss may be utilized to offset future income tax expenses, and will expire in 2021.

Note 8. Bank Borrowings

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. As of December 31, 2001 we had approximately $2.7 million in letters of credit outstanding under this facility, including $1.0 million issued as a five-year deposit on one of our leased facilities.

We also maintain bank agreements with two banks under which we may enter into foreign exchange contracts for up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At December 31, 2001, there were approximately $1.2 million nominal amount foreign exchange contracts outstanding.

In February and May 2000, we entered into hedging transactions structured as costless collar agreements to minimize the impact of potential adverse market risk on the Cisco shares we own. We are able to borrow up to the full present value of the floor value of the collars; we currently do not have any borrowings outstanding against them.

Note 9. Stockholders’ Equity

Common Stock Options

Our 1996 Stock Incentive Plan (the 1996 Plan) is the successor equity incentive program to our 1993 Stock Option/Stock Issuance Plan (the Predecessor Plan). The share reserve automatically increases on the first trading day of each calendar year by an amount equal to 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. As of December 31, 2001, 26,178,848 shares of common stock were authorized for issuance under the 1996 Plan. There are no remaining shares authorized for issuance under the Predecessor Plan as of December 31, 2001.

•	Options issued prior to 1997 generally vest 20% on the first anniversary of the grant date and ratably over the following 48 months

•	Options issued after 1997 to new employees generally vest 25% on the first anniversary of the grant date and ratably over the following 36 months

•	Options issued in 1997 through 1999 to employees with at least one year of service generally vest ratably over 48 months from the date of grant

•	Options issued after 1999 to employees with at least one year of service generally vest ratably over 36 months from the date of grant

•	Options issued to non-employee directors of AFC’s board generally vest 33% on the first anniversary of the grant date and ratably over the following 24 months

•	Options expire ten years from the date of grant and are normally canceled three months after termination of employment

A summary of the stock option plan activity is presented below:

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,629,510	$23.16	9,187,496	$14.53	8,171,547	$6.62
Granted	5,920,899	17.91	4,150,386	36.72	5,148,606	21.11
Exercised	(1,125,894)	8.89	(1,332,154)	6.51	(1,727,436)	4.96
Canceled	(1,162,936)	27.57	(1,376,218)	22.57	(2,405,221)	8.48

Outstanding at end of year	14,261,579	$21.75	10,629,510	$23.16	9,187,496	$14.53

Exercisable at end of year	6,100,525	$20.58	3,219,604	$15.11	2,145,102	$6.64
Available for grant	1,452,320		3,788,384		6,558,508
Weighted average fair value of options granted during the year		$11.61		$25.20		$13.27

The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Option		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.01 - $7.88	2,086,435	5.9	$6.71	1,646,006	$6.48
8.03 - 9.56	693,566	7.0	8.63	486,909	8.66
9.69 - 16.31	1,550,651	8.1	15.11	1,046,940	15.75
16.50 - 16.63	2,404,855	9.3	16.63	528,951	16.62
16.81 - 19.67	2,084,396	9.8	19.32	88,525	18.09
19.69 - 22.15	925,532	8.9	20.74	305,635	21.15
22.44 - 28.63	1,838,726	8.8	24.52	645,251	24.81
29.13 - 39.75	619,722	8.3	35.40	294,665	35.36
40.31 - 44.38	933,212	8.1	43.90	581,199	44.01
45.13 - 81.31	1,124,484	8.4	52.73	476,444	53.15

$0.01 - $81.31	14,261,579	8.4	$21.75	6,100,525	$20.58

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan (the Purchase Plan) we are authorized to issue up to three million shares of common stock to eligible employees of AFC and participating subsidiaries. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can enter on the start date of any offering period or on any subsequent semi-annual entry date. Effective February 1, 2001 the maximum contribution rate allowed under the Purchase Plan was increased from 10% to 15%. The purchase price of the stock is the lower of 85% of 1) the fair market value of the common stock on the participant’s entry date (strike price), or 2) the fair market value on the semi-annual purchase date. Purchase dates are January 31 and July 31 of each year, or the closest business day preceding those dates when the purchase date falls on a non-business day. If the fair market value on any purchase date during the existing offering period is less than the strike price established at the beginning of the offering period, a new offering period will commence. The current offering period commenced on February 1, 2002 and is scheduled to continue through January 31, 2004.

A total of 265,582 shares of common stock with a weighted average fair value of $16.01 per share were purchased in 2001. At December 31, 2001, 1,976,552 shares remained available for issuance. A total of 133,940 shares with a weighted average fair value of $14.75 was purchased on January 31, 2002 using contributions withheld during the period from August 1, 2001 to January 31, 2002.

Pro Forma Fair Value Information

We apply the intrinsic value method of accounting prescribed by APB Opinion No. 25 for our stock-based compensation plans. If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	2001	2000	1999

	(restated)
Net income:
As reported	$165,524	$77,568	$249,070
Pro forma	106,156	31,349	223,576
Basic net income per share:
As reported	$2.03	$0.97	$3.20
Pro forma	1.30	0.39	2.88
Diluted net income per share:
As reported	$1.98	$0.91	$3.05
Pro forma	1.27	0.37	2.74

The fair value of option grants in 2001, 2000, and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividend yield, with the following weighted average assumptions:

		Risk-free	Expected Life
	Volatility	Interest Rate	(Years)

2001	100%	4.31%	3
2000	100	5.89	3
1999	90	5.81	4

Pro forma compensation costs related to the Purchase Plan were recognized for the fair value of the employees’ purchase rights, as of the date of purchase using the Black-Scholes option-pricing model. The following weighted average assumptions were used, assuming no dividend yield:

Semi-Annual		Risk-free	Expected Life
Purchase Dates	Volatility	Interest Rate	(Months)

January 2002	100%	4.8%	13
July 2001	100	4.8	13
January 2001	97	4.9	17
July 2000	97	4.9	17
January 2000	85	4.9	8
July 1999	85	4.9	8
January 1999	75	5.8	14

Stockholders’ Rights Plan

In May 1998, our board of directors adopted a Stockholders’ Rights Plan. This plan is designed to deter any potential coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. In accordance with the plan, purchase rights were distributed as a dividend in May 1998 at the rate of one right for each share of common stock of AFC. Each right entitles stockholders to buy a unit equal to one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $225.00 per unit, subject to anti-dilution adjustments. The rights will be exercisable only if a person or a group acquires, or announces a tender or exchange offer to acquire, 15% or more of our common stock.

In the event the rights become exercisable, the rights plan allows for AFC stockholders to acquire stock of the surviving corporation, whether or not AFC is the surviving corporation, having a value twice that of the exercise price of the rights. The rights will expire in May 2008 and are redeemable for $0.001 per right at the approval of our board of directors.

Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share are as follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

	(restated)
Net income	$165,524	$77,568	$249,070

Shares used in basic per share calculations - weighted average common shares outstanding for the period	81,381	80,201	77,723
Weighted average number of shares of dilutive options and warrants	2,257	4,599	3,934

Shares used in diluted per share calculations	83,638	84,800	81,657

Basic net income per share	$2.03	$0.97	$3.20

Diluted net income per share	$1.98	$0.91	$3.05

Options to purchase 5,504,953, 842,653, and 773,219 shares of common stock which were outstanding at December 31, 2001, 2000, and 1999, respectively, were excluded from the computation of diluted net income per share because the exercise prices for the options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Note 10. Commitments and Contingencies

Leases

Office space and certain equipment are leased under operating leases. Future minimum payments under operating leases with an initial term of more than one year as of December 31, 2001 are summarized as follows (in thousands):

2002	$8,523
2003	8,247
2004	8,328
2005	8,215
2006	7,769
Thereafter	30,054

Total minimum lease payments	$71,136

We sublease three of our facilities. Total future minimum lease payments have not been reduced by approximately $8.4 million of future sublease payments to be received under non-cancelable subleases. We accrued $1.5 million to short term and long term liabilities for our Largo, Florida facility operating lease. The amount represents the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and operating lease obligation. If the sublessee does not renew its lease agreement with us, and we are unable to enter into another sublease agreement through the term of the lease obligation (March 31, 2007), the amount of the ultimate loss based on the lease could increase by up to $1.0 million before tax. Total sublease payments received in 2001 and 2000 were $1.5 million and $0.6 million, respectively. We did not have sublease income in 1999. Total rent expenses for all operating leases were $8.6 million, $7.9 million, and $6.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Employee Benefit Plan

We have a 401(k) plan (the Plan) under which employees may contribute a portion of their compensation on a tax-deferred basis to the Plan. We contributed to the Plan on a matching basis up to a maximum of $5,250 per employee during 2001. Participants in the Plan are neither required, nor solicited by us, to elect a stock fund that contains AFC common stock. We act as the Plan administrator. During 2001, 2000, and 1999, we contributed $2.6 million, $2.1 million, and $1.8 million respectively, to the Plan.

Purchase Agreements with Contract Manufacturers

We have long-term purchase agreements with certain contract manufacturers, or CMs, which allow us to negotiate volume discounts, and help assure us of a steady supply of components that fully comply with all applicable specifications for such components that we need. The agreements require the CMs to purchase component parts to be used in the manufacture of product to our specifications, and authorize the CMs to purchase such parts in accordance with agreed upon lead times. While the agreements do not obligate us to purchase any specified minimum volume, we provide CMs with forecasts of our expected needs, and we issue purchase orders covering a certain period of time for specific quantities. In the event we terminate the manufacturing agreement with a CM, cancel a purchase order previously issued to and accepted by a CM, or no longer have need for components which a CM has purchased on our behalf, we agree to compensate the respective CM as follows:

•	for any materials it has purchased for use in the manufacture of our products bought within standard lead times, or otherwise, if we granted approval of the purchase

•	for work in process, and

•	for all finished products manufactured for us that are in the CM’s possession.

Under such agreements, our maximum liability as of December 31, 2001 was approximately $26.0 million, of which $14.0 million was accrued on the balance sheet.

Litigation

Securities Litigation: Various class action lawsuits were filed in the U.S. District Court for the Northern District of California against AFC and certain of our current and former officers and directors between July 2, 1998 and August 17, 1998. On November 2, 1998, these lawsuits were consolidated by the court, and a Consolidated Amended Class Action Complaint (CAC) was served on January 27, 1999. In addition, on November 2, 1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida, and by an individual, John Earnest. These three complaints allege various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and seek an unspecified amount of damages.

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

Statements regarding the potential impact of pending litigation are forward-looking. They reflect our current view with respect to future events, and involve risks and uncertainties which may cause actual results to be materially different from any future result that may be suggested, expressed or implied.

Note 11. Acquisition of GVN Technologies, Inc.

On May 16, 2000, we completed the acquisition of GVN of Largo, Florida, a developer of integrated access device equipment for the service provider market. In the acquisition, the former stockholders of GVN received .088 shares of our common stock in exchange for each share of GVN common stock and preferred stock. The acquisition was accounted for as a pooling of interests. An aggregate of 894,306 shares of our common stock was issued pursuant to the acquisition, and we converted an aggregate of 209,794 options to purchase GVN common stock into options to purchase AFC common stock.

The following information presents certain statement of income data of the separate companies for 1999, the year preceding the merger (in thousands):

Year ended December 31, 1999:	Net revenues	Net income (loss)

AFC	$296,571	$250,297
GVN	40	(1,227)

Total	$296,611	$249,070

There were no material transactions between AFC and GVN prior to the merger. The effects of conforming GVN’s accounting policies to those of AFC were not material.

Note 12. Segment Information

We develop, manufacture, and support a family of telecommunications access products and services that enable telecommunications companies and other service providers to connect their central office switches to end users for voice and high speed data communications. We derive all of our revenues from sales of the OmniMAX product family. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Accordingly, we consider AFC to be in a single industry segment. We do not prepare reports for our individual products, and accordingly, we do not present revenues, or any other related financial information by individual product.

We evaluate performance in each geographic region based on revenues only. We do not assess our performance in geographic regions on other measures of income or expense, such as depreciation and amortization, operating income, or net income. Therefore, geographic information is presented only for revenues and long-lived assets.

The following geographic information is presented for the years ending December 31, 2001, 2000, and 1999 (in thousands):

	Years ended December 31,

	2001	2000	1999

	(restated)
Revenues:
Domestic	$282,004	$368,904	$265,135
International	45,565	47,946	31,476

Total revenues	$327,569	$416,850	$296,611
Long-lived assets:
Domestic	$68,325	$76,786	$63,145
International	137	722	1,058

Total long-lived assets	$68,462	$77,508	$64,203
Total assets	$1,147,410	$1,135,175	$900,787
Major customers, percentage of revenues:
Customer A	17%	14%	12%
Customer B	—	16%	16%

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Advanced Fibre Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Fibre Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Fibre Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments upon implementation of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statement of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended have been restated.

KPMG LLP

San Francisco, California
January 29, 2002, except for Note 2,
which is as of November 8, 2002

Advanced Fibre Communications, Inc.
Quarterly Results of Operations
Selected quarterly financial data is summarized below (unaudited) (in thousands)

	Quarters ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2001(1)	2001	2001	2001(2)	2000(3)	2000	2000	2000(4)

	(restated)
Revenues	$82,102	$84,647	$78,609	$82,211	$116,099	$114,100	$101,232	$85,419
Cost of revenues	76,281	47,050	43,977	48,648	55,039	60,355	54,005	45,904

Gross profit	5,821	37,597	34,632	33,563	61,060	53,745	47,227	39,515

Operating expenses:
Research and development	18,306	15,100	14,797	15,966	13,523	16,189	14,444	14,672
Sales and marketing	11,857	12,459	12,238	12,831	12,791	12,795	12,298	9,579
General and administrative	7,801	6,655	6,499	16,368	6,269	7,268	8,408	7,227

Total operating expenses	37,964	34,214	33,534	45,165	32,583	36,252	35,150	31,478

Operating income (loss)	(32,143)	3,383	1,098	(11,602)	28,477	17,493	12,077	8,037
Other income, net	21,276	20,648	10,856	253,458	12,291	2,169	2,034	34,950

Income (loss) before taxes	(10,867)	24,031	11,954	241,856	40,768	19,662	14,111	42,987
Income taxes (benefit)	(3,000)	8,455	4,090	91,905	13,861	6,685	4,798	14,616

Net income (loss)	$(7,867)	$15,576	$7,864	$149,951	$26,907	$12,977	$9,313	$28,371

Basic net income (loss) per share	$(0.10)	$0.19	$0.10	$1.85	$0.33	$0.16	$0.12	$0.36
Shares used in basic per share computations	82,034	81,699	81,176	80,963	80,688	80,431	80,043	79,624
Diluted net income (loss) per share	$(0.10)	$0.18	$0.09	$1.80	$0.32	$0.15	$0.11	$0.33
Shares used in diluted per share computations	82,034	84,371	83,277	83,101	83,999	84,658	85,043	84,968

(1)	In the fourth quarter ending December 31, 2001, gross profit was lower than preceding quarters as a result of a write-off of $18.0 million for excess and obsolete inventories, and an accrual of $12.0 million for purchase commitments. These charges contributed to the $32.1 million operating loss for the quarter.

(2)	In the first quarter ending March 31, 2001, general and administrative expenses included $9.3 million provision for doubtful accounts related to receivables from a value-added reseller , or VAR, deemed to be uncollectible. This expense, along with non-recognition of $11.9 million in revenues for shipments made to Winstar and the VAR, for which product costs were recognized, and an increase of $2.2 million in reserve for excess and obsolete inventories, contributed to the operating loss of $11.6 million for the quarter. In addition, other income and income taxes for the quarter included the effects of our implementation of SFAS No. 133 on January 1, 2001. The deferred gains on our Cisco investment and related collars of $274.2 million, and the associated deferred taxes of $106.8 million were reclassified from accumulated other comprehensive income to non-operating income and tax expenses, respectively.

(3)	In the fourth quarter ending December 31, 2000, gross profit was higher than preceding quarters as a result of recognition of revenues on the first release of our software product, Panorama™ element management system, which generated higher margins.

(4)	In the first quarter ending March 31, 2000, other income included $32.8 million from Marconi Communications Inc., as a settlement of outstanding litigation.

See accompanying notes to consolidated financial statements.

PART III.

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of AFC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AFC’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that AFC’s disclosure controls and procedures are effective to ensure that information required to be disclosed by AFC in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes to AFC’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K/A:

1.	Financial Statements:

As of December 31, 2001 and 2000:

•	Consolidated Balance Sheets

For the Years Ended December 31, 2001, 2000, and 1999:

•	Consolidated Statements of Income

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•	Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Quarterly Results of Operations (Unaudited)

2.	Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts

All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3(a). Exhibits:

Exhibit
Number	Document Description

3.3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.3.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (4)
3.5	Amended and Restated Bylaws of the Registrant. (9)
4.1	Specimen Certificate of Common Stock. (1)
4.3	Certificate of Incorporation of the Registrant (included in Exhibit 3.3.1).
4.4	Rights Agreement dated as of May 13, 1998 between the Registrant and BankBoston, N.A. (4)
4.5	Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A. (5)
10.10	Compensation Agreement, dated March 23, 1999 between the Registrant and John A. Schofield. (6)
10.11	Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994 between Advanced Fibre Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch. (1) †
10.15	Redwood Business Park Net Lease, dated June 3, 1996 between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court. (1)
10.17	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant. (1)
10.18	The Registrant’s 1993 Stock Option/Stock Issuance Plan, as amended (1993 Plan). (1)
10.19	Form of Stock Option Agreement pertaining to the 1993 Plan. (1)
10.20	Form of Notice of Grant of Stock Option pertaining to the 1993 Plan. (1)
10.21	Form of Stock Purchase Agreement pertaining to the 1993 Plan. (1)
10.22	The Registrant’s 1996 Stock Incentive Plan (1996 Plan). (1)

Exhibit
Number	Document Description

10.23	Form of Stock Option Agreement pertaining to the 1996 Plan. (1)
10.23.1	Form of Automatic Stock Option Agreement pertaining to the 1996 Plan. (1)
10.24	Form of Notice of Grant of Stock Option pertaining to the 1996 Plan. (1)
10.24.1	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan. (1)
10.25	Form of Stock Issuance Agreement pertaining to the 1996 Plan. (1)
10.26	The Registrant’s Employee Stock Purchase Plan. (1)
10.31	Cypress Center Net Lease, dated October 9, 1997 between the Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard. (3)
10.33	Redwood Business Park Net Lease, dated September 22, 1999 between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North. (7)
10.35	Master Stock Purchase Agreement and Pledge Agreement Specialized Term Appreciation Retention Sale (STARS) dated February 9, 2000 between the Registrant and Bank of America, N.A. (8)
21.1	Subsidiaries of the Registrant. (1)
23.1	Report on Schedule and Consent of KPMG LLP.
24.1	Power of Attorney. (9)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 1999, filed with the Securities and Exchange Commission on November 8, 1999.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

(9)	Previously filed on March 21, 2002 as an exhibit to this Form 10-K.

†	Portions of this Exhibit have been granted Confidential Treatment.

3(b). Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC. (Registrant)

Date: November 12, 2002	By:	/s/ John A. Schofield

John A. Schofield President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ John A. Schofield	November 12, 2002

John A. Schofield Chairman of the Board

/s/ Ruann F. Ernst	November 12, 2002

Ruann F. Ernst Director

/s/ Clifford H. Higgerson	November 12, 2002

Clifford H. Higgerson Director

Signature and Title	Date

/s/ William L. Keever	November 12, 2002

William L. Keever Director

/s/ Martin R. Klitten	November 12, 2002

Martin R. Klitten Director

/s/ Dan Rasdal	November 12, 2002

Dan Rasdal Director

/s/ Alex Sozonoff	November 12, 2002

Alex Sozonoff Director

/s/ Keith E. Pratt	November 12, 2002

Keith E. Pratt Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

/s/ R. Leon Blackburn	November 12, 2002

R. Leon Blackburn Vice President, Corporate Controller (Duly Authorized Signatory and Principal Accounting Officer)

ADVANCED FIBRE COMMUNICATIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		ADDITIONS

	Balance at	Charged to	Charged	Deductions	Balance at
Allowance for	beginning	costs and	to other	from	end of
doubtful accounts	of period	expenses	accounts	allowance	period

Year ending December 31, 1999	$1,136	1,050	—	(304)	$1,882
Year ending December 31, 2000	1,882	600	—	(534)	1,948
Year ending December 31, 2001	1,948	10,261	58	(11,315)	952

		ADDITIONS

Reserve for	Balance
inventories and	at	Charged to	Charged	Deductions	Balance at
purchase	beginning	costs and	to other	from	end of
commitments	of period	expenses	accounts	reserve	period

Year ending December 31, 1999	$4,951	7,221	(113)	(4,051)	$8,008
Year ending December 31, 2000	8,008	10,150	635	(2,905)	15,888
Year ending December 31, 2001	15,888	38,906	(329)	(4,616)	49,849

		ADDITIONS

	Balance
	at	Charged to	Charged	Deductions	Balance at
Allowance for	beginning	costs and	to other	from	end of
customer returns	of period	expenses	accounts	reserve	period

Year ending December 31, 1999	$1,953	(1,176)	—	—	$777
Year ending December 31, 2000	777	945	—	—	1,722
Year ending December 31, 2001	1,722	(1,171)	—	—	551

		ADDITIONS

	Balance
	at	Charged to	Charged	Deductions	Balance at
	beginning	costs and	to other	from	end of
Warranty reserve	of period	expenses	accounts	reserve	period

Year ending December 31, 1999	$6,563	8,910	—	(6,575)	$8,898
Year ending December 31, 2000	8,898	10,100	(1,111)	(6,290)	11,597
Year ending December 31, 2001	11,597	9,307	—	(8,265)	12,639

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: November 12, 2002	By:	/s/Keith E. Pratt

Name: Keith E. Pratt Title: Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

CERTIFICATIONS

I, John A. Schofield, Chairman of the Board, President and Chief Executive Officer of Advanced Fibre Communications, Inc., or AFC, certify that:

          1. I have reviewed this annual report on Form 10-K/A of AFC;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of AFC as of, and for, the periods presented in this annual report;

          4. AFC’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for AFC and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to AFC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of AFC’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. AFC’s other certifying officer and I have disclosed, based on our most recent evaluation, to AFC’s auditors and the audit committee of AFC’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect AFC’s ability to record, process, summarize and report financial data and have identified for AFC’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in AFC’s internal controls; and

          6. AFC’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/John A. Schofield

	Name:	John A. Schofield
	Title:	Chairman of the Board,
President and Chief Executive Officer
(Duly Authorized Signatory and Chief Executive Officer)

I, Keith E. Pratt, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Advanced Fibre Communications, Inc., or AFC, certify that:

          1. I have reviewed this annual report on Form 10-K/A of AFC;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of AFC as of, and for, the periods presented in this annual report;

          4. AFC’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for AFC and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to AFC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of AFC’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. AFC’s other certifying officer and I have disclosed, based on our most recent evaluation, to AFC’s auditors and the audit committee of AFC’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect AFC’s ability to record, process, summarize and report financial data and have identified for AFC’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in AFC’s internal controls; and

          6. AFC’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt
	Title:	Senior Vice President, Chief Financial Officer, and Assistant Secretary
(Duly Authorized Signatory and Principal Financial Officer)

ADVANCED FIBRE COMMUNICATIONS, INC.

Index to exhibits filed with this Annual Report on Form 10-K/A:

Exhibit
Number	Document Description

23.1	Report on Schedule and Consent of KPMG LLP.