Form 10-Q/A
period 2002-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-11-12
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
(AMENDMENT NO. 1)

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

1465 North McDowell Boulevard
Petaluma, California 94954

Telephone: (707) 794-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

As of April 29, 2002, 82,506,941 shares of common stock were outstanding.

Explanatory Note

This Amendment No. 1 to Form 10-Q/A (Form 10-Q/A) amends Items 1, 2, and 4 of Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, including the consolidated financial statements therein, which was originally filed on May 2, 2002. On October 17, 2002, we reported that we had made an adjustment to previously reported financial results for 2001 and the first two quarters of 2002 to correct the previously reported results due to an error in our accounting for an operating lease, and related fixed assets and leasehold improvements upon vacating a leased engineering facility. The adjustment to our 2001 results reflects a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and operating lease obligation, as well as the write-off of related fixed assets and leasehold improvements.

Additionally, this amendment includes our previously announced retroactive application of the equity method of accounting for our investment in AccessLan Communications, Inc. (AccessLan), a company we subsequently acquired in May of 2002. The cumulative net impact of the retroactive application of the equity method of accounting for AccessLan on prior periods, extending back to September 2001, has been reflected in retained earnings at December 31, 2001, and in all subsequent periods.

Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of May 2, 2002. This amendment does not otherwise update the information in the originally filed Form 10-Q to reflect events occurring after May 2, 2002.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q/A
(AMENDMENT NO. 1)
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income Three months ended March 31, 2002 and 2001	3
	Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(Restated)

Revenues	$80,264	$82,211
Cost of revenues	42,662	48,648

Gross profit	37,602	33,563

Operating expenses:
Research and development	13,242	15,966
Sales and marketing	11,412	12,831
General and administrative	6,488	16,368

Total operating expenses	31,142	45,165

Operating income (loss)	6,460	(11,602)

Other income (expense):
Unrealized gain on Cisco investment	2,460	250,509
Interest income	2,127	2,752
Equity in losses of investee	(776)	—
Other	(21)	197

Total other income, net	3,790	253,458

Income before income taxes	10,250	241,856
Income taxes	3,280	91,905

Net income	$6,970	$149,951

Basic net income per share	$0.08	$1.85

Shares used in basic per share computations	82,354	80,963

Diluted net income per share	$0.08	$1.80

Shares used in diluted per share computations	83,932	83,101

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002 (Unaudited)	2001

	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$129,828	$39,528
Cisco marketable securities and related collars	672,948	670,489
Other marketable securities	184,183	245,725
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $952, respectively	65,651	58,528
Inventories, net	23,547	29,711
Other current assets	19,966	34,967

Total current assets	1,096,123	1,078,948
Property and equipment, net	52,737	55,406
Other assets	11,889	13,056

Total assets	$1,160,749	$1,147,410

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,594	$9,969
Accrued liabilities	73,643	73,550
Deferred tax liabilities	222,241	221,132

Total current liabilities	307,478	304,651
Long-term liabilities	4,203	4,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 82,432,439 and 82,113,830 shares issued and outstanding in 2002 and 2001, respectively	824	821
Additional paid-in capital	291,969	287,937
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	700	1,242
Retained earnings	555,631	548,661

Total stockholders’ equity	849,068	838,605

Total liabilities and stockholders’ equity	$1,160,749	$1,147,410

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(Restated)
Cash flows from operating activities:
Net income	$6,970	$149,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,110	4,826
Unrealized gain on Cisco investment	(2,460)	(250,509)
Tax related to SFAS No. 133 reclass of Cisco investment	—	106,776
Deferred income taxes	1,448	(9,227)
Equity in losses of investee, net of tax	528	—
Allowance for doubtful accounts	400	9,301
Tax benefit from option exercises	347	547
Accrual for purchase commitments	—	1,412
Loss on disposal of fixed assets	328	510
Changes in operating assets and liabilities:
Other current assets	14,225	5,675
Accounts receivable	(7,523)	24,063
Inventories	6,164	(2,027)
Long-term assets	1,145	1,407
Accounts payable	1,625	(9,585)
Accrued and other liabilities	390	(10,437)

Net cash provided by operating activities	27,697	22,683

Cash flows from investing activities:
Purchases of marketable securities	(197,671)	(176,579)
Sales of marketable securities	139,313	112,795
Maturities of marketable securities	119,020	62,694
Purchases of property and equipment	(1,747)	(4,475)

Net cash provided by (used in) investing activities	58,915	(5,565)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options	3,688	3,446

Net cash provided by financing activities	3,688	3,446

Increase in cash and cash equivalents	90,300	20,564
Cash and cash equivalents, beginning of period	39,528	8,368

Cash and cash equivalents, end of period	$129,828	$28,932

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, as discussed in Note 2 of this Quarterly Report on Form 10-Q/A, the results for the year ended December 31, 2001 have been restated.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Note 2   Adjustment to Prior Period Results

Correction. We restated our financial statements for the year ended December 31, 2001, and for the quarter ended March 31, 2002 due to an error in our accounting for an operating lease and related fixed assets upon vacating an engineering facility. The adjustment to operating results for the year ended December 31, 2001 included a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) that should have been taken in the fourth quarter of 2001. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a subsequent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized a $1.5 million pre-tax impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. In addition, we should have written off the $1.2 million pre-tax net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment in the fourth quarter of 2001.

The adjustment resulted in a positive impact on results of operations in the quarter ended March 31, 2002 due to the reversal of depreciation and lease-related expenses during the period. The adjustment had no impact on revenues or cash flows for any of these periods.

Retroactive equity method of accounting for our investment in AccessLan Communications, Inc. (AccessLan). In the latter half of 2001, we invested $12.5 million in AccessLan, which we accounted for using the cost method of accounting. Effective April 1, 2002, upon exercise of our option to purchase the remaining interests in AccessLan, we changed our method of accounting from the cost method to the equity method. We retroactively applied the equity method for our ownership interest in AccessLan from the date of our initial investment as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This resulted in reductions to net income of $0.5 million ($0.8 million pre-tax) for the quarter ended March 31, 2002, and $0.6 million ($0.9 million pre-tax) for the year ended December 31, 2001.

The consolidated financial statements have been restated to reflect the following adjustments for the quarter ended March 31, 2002:

•	A $130 thousand decrease in operating expenses for the reversal of depreciation expense and lease-related expense associated with the retroactive correction of the 2001 financials statements

•	A $792 thousand increase in non-operating expenses of which $776 thousand pertained to our equity in AccessLan’s losses for the quarter ended March 31, 2002, and $16 thousand was amortization of effective interest related to our lease impairment

•	Tax benefit of $212 thousand associated with the above items

At March 31, 2002, retained earnings decreased by $2.7 million as a result of the adjustments discussed in this note. Other balance sheet lines that were impacted were:

•	Other current assets for the reduction of our investment in AccessLan

•	Property and equipment for the write-off of the Largo facility leasehold improvements and fixed assets

•	Accrued liabilities for the effect on current taxes payable and the current portion of the lease impairment charge, net of amortization

•	Long term liabilities for the long term portion of the lease impairment charge

•	Deferred tax liabilities for the tax impact of the Largo facility impairment charge and write-off

The consolidated financial statements as of, and for the period ended, March 31, 2002, have been restated to include the effects of the adjustments, as follows:

Consolidated Statement of Income:

	Three months ended
	March 31, 2002

	Restated	As previously reported

	(In thousands, except per share data)
Operating expenses	31,142	31,272

Equity in losses of investee	(776)	—

Interest income	2,127	2,143

Other income, net	3,790	4,582

Income before income taxes	10,250	10,912

Income taxes	3,280	3,492

Net income	$6,970	$7,420

Basic earnings per share	$0.08	$0.09

Diluted earnings per share	$0.08	$0.09

Consolidated Balance Sheet:

	March 31, 2002

	Restated	As previously reported

	(In thousands)
Other current assets	$19,966	$21,672

Total current assets	1,096,123	1,097,829

Property and equipment, net	52,737	53,888

Total assets	1,160,749	1,163,606

Accrued liabilities	73,643	74,302

Deferred tax liabilities	222,241	222,975

Total current liabilities	307,478	308,871

Long-term liabilities	4,203	2,945

Retained earnings	555,631	558,353

Total stockholders’ equity	849,068	851,790

Total liabilities and stockholders’ equity	1,160,749	1,163,606

Note 3   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives, no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives such as non-compete agreements, will continue to be amortized over their respective estimated useful lives. SFAS No. 142 became effective for us in January 2002. Our implementation of these statements has not had a material impact on our results of operations or financial position.

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

Note 5   Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(Restated)

Net income	$6,970	$149,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1)
Unrealized gain (loss) on available-for-sale investments	(542)	988
Recognized gain previously reported in other comprehensive income	—	(167,426)

Total comprehensive income	$6,428	$(16,448)

Note 6   Commitments and Contingencies

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

Restatement. As stated in Note 2, in the quarter ended December 31, 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Our lease term continues through 2007, while the sublease agreement extends through 2004. We retroactively recognized a charge to operations based on the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and our operating lease obligation. If the sublessee does not renew its lease agreement with us, and we are unable to enter into another sublease agreement through the term of the lease obligation (March 31, 2007), the amount of the ultimate loss based on the lease could increase by up to $1.0 million before tax.

Note 7   Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

	(Restated)

Net income	$6,970	$149,951

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	82,354	80,963
Weighted average number of shares upon exercise of dilutive options	1,578	2,138

Shares used in diluted per share calculations	83,932	83,101

Basic net income per share	$0.08	$1.85

Diluted net income per share	$0.08	$1.80

Options to purchase 7,421,331 and 5,566,175 shares of common stock which were outstanding during the quarters ended March 31, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Note 8 Pending Acquisition

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

Effective April 1, 2002, we changed our method of accounting for this investment from the cost method to the equity method. We retroactively applied the equity method for our ownership interest in AccessLan as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This resulted in reductions to net income for the quarter ended March 31, 2002, and for the year ended December 31, 2001, in the amounts of $0.5 million and $0.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 16 in this Quarterly Report on Form 10-Q/A. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2 through 10 of this Quarterly Report on Form 10-Q/A and the financial statements and notes in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, amended 10-K/A and 10-Q/A reports, and Current Reports on Form 8-K are accessible at our Internet website http://www.afc.com. Information on our website is not part of this report.

A certification with respect to this Quarterly Report on Form 10-Q/A by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Overview

On October 17, 2002, we announced an adjustment to previously reported results for the quarter ended March 31, 2002. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a recent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized an impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. The net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment also should have been written off. The adjustment resulted in a positive impact on results of operations in the quarter ended March 31, 2002 due to the reversal of depreciation and lease-related expenses during the period. The adjustment had no impact on revenues or cash flows for any of the periods restated. Additionally, our adjusted financial results include our previously announced retroactive application of the equity method of accounting for our investment in AccessLan. Accordingly, the discussion below has been modified to reflect the adjustments to our 2001 and 2002 financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Research and Development. In the first quarter of 2002, research and development expenses decreased 17% to $13.2 million, and represented 17% of total revenues compared with 19% in the same period of 2001.

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

Other Income. In the first quarter of 2002, other income decreased to $3.8 million from $253.5 million in the same period of 2001. Our adoption of SFAS No. 133 in 2001 resulted in the recognition of $250.5 million in unrealized gains on our Cisco securities and the related collars in the first quarter of 2001. In the first quarter of 2002, we recognized $2.5 million in unrealized gains on our Cisco securities and related collars.

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

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

	(Restated)

GAAP net income	$6,970	$149,951

Pro forma exclusions:
Operating:
Cost of sales for revenues not recognized	—	4,300
Excess and obsolete inventory	—	743
Purchase commitments	—	1,412
Provision for doubtful accounts	—	9,251
Non-operating:
Unrealized gain on Cisco investment	(2,460)	(250,509)

Total exclusions	(2,460)	(234,803)
Income tax effect	787	89,719

Exclusions, net of tax	(1,673)	(145,084)
Pro forma net income	$5,297	$4,867

For pro forma purposes, the following amounts have been excluded:

Three Months Ended March 31, 2002

•	$2.5 million in unrealized gains on Cisco securities and related collars were excluded from first quarter 2002 other income to omit the effect of non-core business income.

•	The $0.8 million tax effect related to the amount listed above was excluded from first quarter 2002 income taxes.

Three Months Ended March 31, 2001

•	A $4.3 million charge to cost of revenues was excluded as these costs related to sales we did not recognize in the first quarter of 2001.

•	A $0.7 million charge for excess and obsolete inventory was excluded from the first quarter of 2001 to take into account the abrupt decline in customers’ spending and a customer bankruptcy, and the resulting impact these had on custom inventory and obsolete inventory levels.

•	A $1.4 million accrual for purchase commitments was excluded from first quarter 2001 cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long-term agreements with contract manufacturers.

•	A $9.3 million charge to provision for doubtful accounts was excluded from first quarter 2001 operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	$250.5 million in unrealized gains on our Cisco securities and related collars were excluded from first quarter 2001 other income to omit the effect of non-core business income.

•	The $89.7 million tax effect related to the amounts listed above was excluded from first quarter 2001 income taxes.

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

Operating activities in the first quarter of 2002 generated net cash of $27.7 million. This was primarily the result of net income of $7.0 million, adjusted for non-cash activities including: collection of the $13.6 million distribution payment from Marconi, improved inventory management, depreciation and amortization offset by an increase in accounts receivable. Investing activities during the first quarter of 2002 provided net cash of $58.9 million, primarily from sales and maturities of marketable securities.

Inventories, net of inventory reserves, decreased 21% to $23.5 million at March 31, 2002 from $29.7 million at December 31, 2001. Average inventory turnover, or turns, as of March 31, 2002 was 7.2 times per year compared with 10.3 times at December 31, 2001. Turns at December 31, 2001 were higher due to the $18.0 million charge for excess and obsolete inventory.

Working capital increased during the first quarter of 2002 from $774.3 million at December 31, 2001 to $788.6 million primarily as a result of the increase in cash and cash equivalents, an increase in accounts receivable, offset by the collection of the Marconi distribution payment receivable and decrease in inventories. Days sales outstanding, or DSO, increased to 74 days at March 31, 2002 compared with 64 days at December 31, 2001. The increase resulted from the non-linearity of shipments during the first quarter of 2002.

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

On March 27, 2002 we announced an agreement to acquire all of the outstanding shares of AccessLan that we do not already own for approximately $43 million in cash, as well as assume approximately $4 million in liabilities. Additionally, we will assume AccessLan’s option plan, which in the aggregate, will provide such option holders the right to purchase approximately 1.2 million shares of AFC common stock. We expect the transaction to close in the second quarter, subject to customary closing conditions.

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

Risk Factors That Might Affect Future Operating Results and Financial Condition

In addition to the other information in this Quarterly Report on Form 10-Q/A, the following are risk factors that should be considered in evaluating AFC and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose part or all of their investment.

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

     Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 6 — “Commitments and Contingencies” on page 8 of this Quarterly Report on Form 10-Q/A.

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

     We have had limited success in entering new international markets. Many international tele-communications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. In the fourth quarter of 2001, we closed our sales and representative offices in Hong Kong, Shanghai, and London. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurances that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In addition, in the past our gross profit margins, in some cases, have been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels may reduce our overall gross profit margins and net income.

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

Item 4. Controls and Procedures.

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of AFC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AFC’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that AFC’s disclosure controls and procedures are effective to ensure that information required to be disclosed by AFC in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes to AFC’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

CERTIFICATIONS

     I, John A. Schofield, Chairman of the Board, President and Chief Executive Officer of Advanced Fibre Communications, Inc., or AFC, certify that:

     1.           I have reviewed this quarterly report on Form 10-Q/A of AFC;

     2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of AFC as of, and for, the periods presented in this quarterly report;

     4.           AFC’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for AFC and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to AFC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of AFC’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.           AFC’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:		/s/ John A. Schofield

		Name:	John A. Schofield
		Title:	Chairman of the Board, President and Chief Executive Officer (Duly Authorized Signatory and Chief Executive Officer)

I, Keith E. Pratt, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Advanced Fibre Communications, Inc., or AFC, certify that:

     1.           I have reviewed this quarterly report on Form 10-Q/A of AFC;

     2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of AFC as of, and for, the periods presented in this quarterly report;

     4.           AFC’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for AFC and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to AFC, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of AFC’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.           AFC’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:		/s/ Keith E. Pratt

		Name:	Keith E. Pratt
		Title:	Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)