Form 10-Q/A
period 2002-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-11-12
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Yes ☒    No ☐

As of August 6, 2002, 83,620,221 shares of common stock were outstanding.

Explanatory Note

This Amendment No. 1 to Form 10-Q/A (Form 10-Q/A) amends Items 1, 2, and 4 of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, including the consolidated financial statements therein, which was originally filed on August 13, 2002. On October 17, 2002, we reported that we had made an adjustment to previously reported financial results for 2001 and the first two quarters of 2002 to correct the previously reported results due to an error in our accounting for an operating lease, and related fixed assets and leasehold improvements upon vacating a leased engineering facility. The adjustment to our 2001 results reflects a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and operating lease obligation, as well as the write-off of related fixed assets and leasehold improvements.

Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of August 13, 2002. This amendment does not otherwise update the information in the originally filed Form 10-Q to reflect events occurring after August 13, 2002.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q/A
(AMENDMENT NO. 1)
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations Three and six months ended June 30, 2002 and 2001	3
	Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Restated)		(Restated)
Revenues	$86,286	$78,609	$166,550	$160,820
Cost of revenues	47,336	43,977	89,998	92,625

Gross profit	38,950	34,632	76,552	68,195

Operating expenses:
Research and development	15,824	14,797	29,066	30,763
Sales and marketing	12,952	12,238	24,364	25,069
General and administrative	6,878	6,499	13,366	22,867
Securities litigation settlement costs	2,943	—	2,943	—
Amortization of acquired intangibles	1,083	—	1,083	—
In-process research and development	12,396	—	12,396	—

Total operating expenses	52,076	33,534	83,218	78,699

Operating income (loss)	(13,126)	1,098	(6,666)	(10,504)

Other income (expense):
Unrealized gain on Cisco investment	8,152	8,180	10,612	258,689
Interest income	2,050	2,607	4,177	5,359
Equity in losses of investee	(303)	—	(1,079)	—
Other	(149)	69	(170)	266

Total other income, net	9,750	10,856	13,540	264,314

Income (loss) before income taxes	(3,376)	11,954	6,874	253,810
Income taxes (benefit)	(1,080)	4,090	2,200	95,995

Net income (loss)	$(2,296)	$7,864	$4,674	$157,815

Basic net income (loss) per share	$(0.03)	$0.10	$0.06	$1.94

Shares used in basic per share computations	83,121	81,176	82,737	81,222

Diluted net income (loss) per share	$(0.03)	$0.09	$0.05	$1.89

Shares used in diluted per share computations	83,121	83,277	85,449	83,371

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001
	(Unaudited)

	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$49,843	$39,528
Cisco marketable securities and related collars	681,100	670,489
Other marketable securities	215,731	245,725
Accounts receivable, net of allowance for doubtful accounts of $758 and $952, respectively	60,434	58,528
Inventories, net	26,970	29,711
Other current assets	14,037	34,967

Total current assets	1,048,115	1,078,948
Property and equipment, net	54,227	55,406
Goodwill	54,832	—
Acquired intangible assets, net	6,880	—
Other assets	25,755	13,056

Total assets	$1,189,809	$1,147,410

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,699	$9,969
Accrued liabilities	76,238	73,550
Deferred tax liabilities	219,495	221,132

Total current liabilities	306,432	304,651
Long-term liabilities	4,287	4,154
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 83,473,742 and 82,113,830 shares issued and outstanding in 2002 and 2001, respectively	835	821
Additional paid-in capital	326,035	287,937
Deferred stock compensation	(2,563)	—
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	1,504	1,242
Retained earnings	553,335	548,661

Total stockholders’ equity	879,090	838,605

Total liabilities and stockholders’ equity	$1,189,809	$1,147,410

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

	(Restated)
Cash flows from operating activities:
Net income	$4,674	$157,815
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	12,396	—
Unrealized gain on Cisco investment	(10,612)	(258,689)
Tax related to adoption of SFAS No. 133 and reclassification of Cisco investment as trading	—	106,776
Depreciation and amortization	10,394	9,631
Tax benefit from option exercises	5,878	1,248
Deferred income taxes	(1,807)	(9,787)
Equity in losses of investee, net of tax	734	—
Allowance for doubtful accounts	650	9,601
Loss on disposal of fixed assets	414	796
Accrual for purchase commitments	—	1,412
Changes in operating assets and liabilities:
Other assets	13,493	5,504
Inventories	3,105	3,708
Accounts receivable	(2,094)	25,857
Accrued and other liabilities	219	(3,791)
Accounts payable	169	(11,849)

Net cash provided by operating activities	37,613	38,232

Cash flows from investing activities:
Purchases of marketable securities	(340,844)	(290,306)
Sales of marketable securities	256,419	162,353
Maturities of marketable securities	114,865	125,534
Acquisition, net of cash acquired	(42,978)	—
Restricted investment	(19,995)	—
Purchases of property and equipment	(4,617)	(8,359)
Investment in development stage company	—	(1,000)

Net cash used in investing activities	(37,150)	(11,778)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options	9,852	4,829

Net cash provided by financing activities	9,852	4,829

Increase in cash and cash equivalents	10,315	31,283
Cash and cash equivalents, beginning of period	39,528	8,368

Cash and cash equivalents, end of period	$49,843	$39,651

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

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, as discussed in Notes 2 and 3 of this Quarterly Report on Form 10-Q/A, the results for the year ended December 31, 2001, and the quarter ended March 31, 2002 have been restated.

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

Note 2 Adjustment to Prior Period Results

Correction. We restated our financial statements for the year ended December 31, 2001, and for the quarters ended March 31, and June 30, 2002 due to an error in our accounting for an operating lease and related fixed assets upon vacating an engineering facility. The adjustment to operating results for the year ended December 31, 2001 included a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) that should have been taken in the fourth quarter of 2001. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a subsequent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized a $1.5 million pre-tax impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. In addition, we should have written off the $1.2 million pre-tax net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment in the fourth quarter of 2001.

The consolidated financial statements have been restated to reflect the following adjustments:

For the quarter ended June 30, 2002:
•	A $137 thousand decrease in operating expenses for the reversal of depreciation expense and lease-related expense associated with the retroactive correction of 2001 financials statements
•	A $16 thousand increase in non-operating expenses, the amortization of effective interest related to our lease impairment
•	Additional tax expense of $39 thousand associated with the above items

For the six month period ended June 30, 2002:
•	A $267 thousand decrease in operating expenses for the reversal of depreciation expense and lease-related expense associated with the retroactive correction of 2001 financials statements
•	A $32 thousand increase in non-operating expenses, the amortization of effective interest related to our lease impairment
•	Additional tax expense of $75 thousand associated with the above items

At June 30, 2002, retained earnings decreased by $1.5 million as a result of the adjustments discussed in this note. Other balance sheet lines that were impacted were:
•	Other current assets for the reduction of our investment in AccessLan
•	Property and equipment for the write-off of the Largo facility leasehold improvements and fixed assets
•	Accrued liabilities for the effect on current taxes payable and the current portion of the lease impairment charge, net of amortization
•	Long-term liabilities for the long-term portion of the lease impairment charge
•	Deferred tax liabilities for the tax impact of the Largo facility impairment charge and write-off

The consolidated financial statements as of, and for the period ended, June 30, 2002, have been restated to include the effects of the adjustments, as follows:

Consolidated Statement of Income:

	Three months ended June 30, 2002		Six months ended June 30, 2002

		As previously		As previously
	Restated	reported	Restated	reported

	(In thousands, except per share data)
Operating expenses	52,076	52,213	83,218	83,485
Interest income	2,050	2,066	4,177	4,209
Other income, net	9,750	9,766	13,540	13,572
Income (loss) before income taxes	(3,376)	(3,497)	6,874	6,639
Income taxes (benefit)	(1,080)	(1,119)	2,200	2,125
Net income (loss)	$(2,296)	$(2,378)	$4,674	$4,514
Basic earnings (loss) per share	$ (0.03)	$ (0.03)	$ 0.06	$ 0.05
Diluted earnings (loss) per share	$ (0.03)	$ (0.03)	$ 0.05	$ 0.05

Consolidated Balance Sheet:

	June 30, 2002

		As previously
	Restated	reported

	(In thousands)
Property and equipment, net	$54,227	$55,326
Total assets	1,189,809	1,191,261
Accrued liabilities	76,238	76,429
Deferred tax liabilities	219,495	220,480
Total current liabilities	306,432	307,608
Long-term liabilities	4,287	3,029
Retained earnings	553,335	554,870
Total stockholders’ equity	879,090	880,624
Total liabilities and stockholders’ equity	1,189,809	1,191,261

Note 3 AccessLan Acquisition

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

The value of the purchase was $82.1 million, which consisted of the following:

•	$10.8 million, our initial investment in AccessLan, net of acquisition-related costs,

•	$43.4 million in cash paid to acquire all of the outstanding shares of AccessLan that we did not already own,

•	$5.5 million for liabilities assumed, and

•	$22.4 million representing the fair value of 1.2 million stock options issued to AccessLan employees.

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

The preliminary allocation resulted in acquired goodwill of $54.8 million, which will not be amortized, but which will be subject to a goodwill impairment test on an annual basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Acquired workforce intangible asset was included in goodwill. For tax purposes, goodwill will be amortized over a 15 year period.

The allocation of the purchase price also included:

•	in-process research and development of $12.4 million, which was expensed during the quarter ended June 30, 2002,

•	other identifiable intangibles with finite lives, of $7.0 million, which will be amortized over approximately three years,

•	deferred stock compensation of $3.5 million, which will be amortized over three and a half years, and

•	other assets, including property and equipment, totaling $3.7 million.

Amortization expenses for the quarter ended June 30, 2002 were $1.1 million.

In the latter half of 2001, we invested $12.5 million in AccessLan, which we accounted for using the cost method. Effective April 1, 2002, upon exercise of our option to purchase the remaining interests in AccessLan, we changed our method of accounting for this investment from the cost method to the equity method. We retroactively applied the equity method for our ownership interest in AccessLan as required under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This resulted in reductions to net income of $0.7 million for the four and a half months through May 13, 2002, and $0.6 million for the year ended December 31, 2001.

Pro forma results of operations have not been presented because the results of AccessLan’s operations are not significant relative to the results of AFC’s operations.

Note 4 Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with finite useful lives, such as non-compete agreements, will continue to be amortized over their respective estimated useful lives. As discussed in Note 3, our accounting for the acquisition of AccessLan followed the application of these statements, and had the indicated impact on our results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this pronouncement.

Note 5 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$11,697	$12,909
Work-in-progress	1,294	993
Finished goods	13,979	15,809

Inventories	$26,970	$29,711

Note 6 Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Restated)		(Restated)
Net income (loss)	$(2,296)	$7,864	$4,674	$157,815
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1	(14)	1	(14)
Unrealized gain (loss) on available-for-sale investments	803	(30)	261	958
Recognized gain previously reported in other comprehensive income	—	—	—	(167,426)

Total comprehensive income	$(1,492)	$7,820	$4,936	$(8,667)

Note 7 Commitments and Contingencies

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

Note 8 Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Restated)		(Restated)
Net income (loss)	$(2,296)	$7,864	$4,674	$157,815

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	83,121	81,176	82,737	81,222
Weighted average number of shares upon exercise of dilutive options	—	2,101	2,712	2,149

Shares used in diluted per share calculations	83,121	83,277	85,449	83,371

Basic net income (loss) per share	$(0.03)	$0.10	$0.06	$1.94

Diluted net income (loss) per share	$(0.03)	$0.09	$0.05	$1.89

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

Note 9 Cash Flow Statement

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 18 in this Quarterly Report on Form 10-Q/A. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2-11 of this Quarterly Report on Form 10-Q/A and the financial statements and notes in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, 10-K/A and 10-Q/A reports, and Current Reports on Form 8-K are accessible at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

A certification with respect to this Quarterly Report on Form 10-Q/A by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Overview

On October 17, 2002, we announced an adjustment to previously reported results for the quarter ended June 30, 2002. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a recent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized an impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. The net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment also should have been written off. The adjustment resulted in a positive impact on results of operations in the quarter and year to date periods ended June 30, 2002 due to the reversal of depreciation and lease-related expenses during the period. The adjustment had no impact on revenues or cash flows for any of the periods restated. Additionally, our adjusted financial results include our previously announced retroactive application of the equity method of accounting for our investment in AccessLan. Accordingly, the discussion below has been modified to reflect the adjustments to our 2001 and 2002 financial statements.

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

On May 13, 2002, we completed the purchase of AccessLan Communications, Inc., a developer of carrier-class, multi-protocol network equipment designed for large scale networks. The purchase price consisted of $43.4 million in cash, assumption of $5.5 million in liabilities, $22.4 million representing the fair value of 1.2 million stock options issued to AccessLan employees, and $10.8 million based on our initial investment net of acquisition costs. The $82.1 million purchase price was allocated to the assets acquired and the liabilities assumed based on preliminary fair values. We have not finalized the allocation of the purchase price as of the filing of this Quarterly Report on Form 10-Q on August 13, 2002. Adjustments to the allocation may occur as additional information concerning asset and liability valuations is finalized. An estimate of the allocation was prepared and included as part of the financial statements. The preliminary allocation resulted in $54.8 million to goodwill, $12.4 million of in-process research and development, $4.8 million to completed technology, $3.5 million to deferred compensation, $2.3 million to non compete agreements, $2.9 million to property and equipment, and $1.3 million to other assets. The results of AccessLan have been included in our consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the results of AccessLan’s operations are not significant relative to the results of AFC’s operations.

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

Research and Development. In the second quarter of 2002, research and development expenses increased 7% to $15.8 million, and represented 18% of total revenues compared with 19% in the same period of 2001. Expenses in the second quarter of 2002 were higher than the second quarter of 2001 primarily as the result of an increase in the amount of software development costs expensed, and annual salary increases and associated benefits. Partially offsetting these increased expenses was a decrease in outside services.

In the first half of 2002, research and development expenses decreased 6% to $29.1 million, and represented 17% of total revenues compared with 19% in the same period of 2001. Expenses in the first half of 2002 were lower than the first half of 2001 primarily as the result of lower expenditures for hiring and relocation, reduction in direct materials utilized in development, and decreased usage of outside services. Partially offsetting these decreased expenses was an increase in the amount of software development costs expensed.

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

Acquisition-related Costs. In the second quarter of 2002, in conjunction with the acquisition of AccessLan, $12.4 million of in-process research and development was expensed. We amortized $1.1 million of deferred compensation and non compete agreements and we expect to continue amortizing these acquired intangibles through 2005. We expect to begin amortizing the $4.8 million in completed technology in conjunction with revenue recognition from products containing those development efforts. Based on preliminary estimates, we believe we will begin amortizing the completed technology in the third quarter of 2002 and continue amortizing through 2008. We will amortize the completed technology over its useful life in proportion with the estimated revenue stream. The $54.8 million allocated to goodwill is not subject to amortization, but will be reviewed annually for impairment.

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

In the first half of 2002, other income decreased to $13.5 million from $264.3 million in the same period of 2001 primarily as a result of the decrease in unrealized gains on our Cisco investment. Adoption of Statement of Financial Accounting Standards No. 133 in the first quarter of 2001 resulted in the recognition of $250.5 million in unrealized gains on our Cisco securities and related collars. Interest income also declined during 2002, and we recorded our equity portion of AccessLan’s losses during the period.

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

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Restated)		(Restated)
GAAP net income	$(2,296)	$7,864	$4,674	$157,815

Pro forma exclusions:
Operating:
In-process research and development	12,396	—	12,396	—
Amortization of acquired intangibles	1,083	—	1,083	—
Securities litigation settlement costs	2,943	—	2,943	—
Cost of sales for revenues not recognized	—	—	—	4,300
Excess and obsolete inventory	—	—	—	743
Purchase commitments	—	—	—	1,412
Provision for doubtful accounts	—	—	—	9,251
Non-operating:
Unrealized gain on Cisco investment	(8,152)	(8,180)	(10,612)	(258,689)

Total exclusions	8,270	(8,180)	5,810	(242,983)
Income tax effect	(2,646)	3,109	(1,859)	92,828

Exclusions, net of tax	5,624	(5,071)	3,951	(150,155)

Pro forma net income	$3,328	$2,793	$8,625	$7,660

For pro forma purposes, the following amounts have been excluded:

Three Months Ended June 30, 2002

•	$12.4 million for expensed in-process research and development was excluded to reflect the one time impact of the AccessLan acquisition.

•	$1.1 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$2.9 million in securities litigation settlement costs were excluded to reflect the infrequent nature of the settlement.

•	$8.2 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	The $2.6 million tax benefit related to the amounts listed above was excluded from income taxes.

Six Months Ended June 30, 2002

•	$12.4 million for expensed in-process research and development was excluded to reflect the one time impact of the AccessLan acquisition.

•	$1.1 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$2.9 million in securities litigation settlement costs were excluded to reflect the infrequent nature of the settlement.

•	$10.6 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	The $1.9 million tax benefit related to the amounts listed above was excluded from income taxes.

Three Months Ended June 30, 2001

•	$8.2 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	The $3.1 million tax effect related to the amount listed above was excluded from income taxes.

Six Months Ended June 30, 2001

•	A $4.3 million charge to cost of revenues was excluded as these costs related to sales we did not recognize.

•	A $0.7 million charge for excess and obsolete inventory was excluded to take into account the abrupt decline in customers’ spending and a customer bankruptcy, and the resulting impact these had on custom inventory and obsolete inventory levels.

•	A $1.4 million accrual for purchase commitments was excluded from cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long-term agreements with contract manufacturers.

•	A $9.3 million charge to provision for doubtful accounts was excluded from operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	$258.7 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	The $92.8 million tax effect related to the amounts listed above was excluded from income taxes.

Liquidity and Capital Resources

At June 30, 2002 cash and cash equivalents were $49.8 million, compared with $39.5 million at December 31, 2001. The $10.3 million increase was primarily due to cash from operations and marketable securities proceeds, partially offset by cash equivalents transferred to long-term assets as collateral for a customer contract bond.

Cisco marketable securities and related collars were $681.1 million at June 30, 2002, compared with $670.5 million at December 31, 2001. The $10.6 million increase was the result of gains on the collars exceeding the loss in share value.

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

Working capital decreased during the first half of 2002 from $774.3 million at December 31, 2001 to $741.7 million at June 30, 2002 primarily as a result of cash paid in the AccessLan acquisition and corresponding goodwill and other intangible assets recorded, and the transfer of cash and cash equivalents to long-term assets as collateral for a bond. Days sales outstanding decreased to 63 days at June 30, 2002 compared with 64 days at December 31, 2001.

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

Fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community, may cause volatility in the price of our common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 7 — “Commitments and Contingencies” on page 9 of this Quarterly Report on Form 10-Q/A.

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

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities and the incurrence of additional debt. The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in one or more future periods. In the second quarter of 2002, we purchased AccessLan, and recorded $54.8 million of goodwill. We have limited experience in acquiring and integrating companies. In connection with making an acquisition, we may suffer disruption to our business, become exposed to unknown liabilities of acquired companies, or fail to successfully integrate another company, its products, technologies, or personnel. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales, or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition, and results of operations. All of these risks and uncertainties are relevant to our acquisition of AccessLan.

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