Form 10-Q
period 2002-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2002-11-12
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]  No [   ]

At November 1, 2002, 84,044,426 shares of common stock were outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$91,767	$84,647	$258,317	$245,467
Cost of revenues	46,603	47,050	136,601	139,675

Gross profit	45,164	37,597	121,716	105,792

Operating expenses:
Research and development	17,058	15,100	46,124	45,863
Sales and marketing	12,264	12,459	36,628	37,528
General and administrative	6,701	6,655	20,067	29,522
Securities litigation settlement costs	—	—	2,943	—
Amortization of acquired intangibles	1,280	—	2,363	—
In-process research and development	—	—	12,396	—

Total operating expenses	37,303	34,214	120,521	112,913

Operating income (loss)	7,861	3,383	1,195	(7,121)
Other income (expense):
Unrealized gain on Cisco investment	4,392	18,803	15,004	277,492
Interest income	1,716	2,364	5,893	7,723
Equity in losses of investee	—	(407)	(1,079)	(407)
Other	147	(112)	(23)	154

Total other income, net	6,255	20,648	19,795	284,962

Income before income taxes	14,116	24,031	20,990	277,841
Income taxes	4,517	8,455	6,717	104,450

Net income	$9,599	$15,576	$14,273	$173,391

Basic net income per share	$0.11	$0.19	$0.17	$2.13

Shares used in basic per share computations	83,836	81,699	83,104	81,279

Diluted net income per share	$0.11	$0.18	$0.17	$2.07

Shares used in diluted per share computations	85,754	84,371	85,554	83,575

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$66,638	$39,528
Cisco marketable securities and related collars	685,492	670,489
Other marketable securities	213,296	245,725
Accounts receivable, net of allowance for doubtful accounts of $712 and $952, respectively	47,355	58,528
Inventories, net	30,407	29,711
Other current assets	12,157	34,967

Total current assets	1,055,345	1,078,948
Property and equipment, net	51,796	55,406
Goodwill	55,491	—
Acquired intangible assets, net	6,663	—
Other assets	25,654	13,056

Total assets	$1,194,949	$1,147,410

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,997	$9,969
Accrued liabilities	63,987	73,550
Deferred tax liabilities	223,832	221,132

Total current liabilities	294,816	304,651
Long-term liabilities	4,576	4,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 83,989,990 and 82,113,830 shares issued and outstanding in 2002 and 2001, respectively	840	821
Additional paid-in capital	331,589	287,937
Deferred stock compensation	(1,470)	—
Notes receivable from stockholders	(56)	(56)
Accumulated other comprehensive income	1,720	1,242
Retained earnings	562,934	548,661

Total stockholders’ equity	895,557	838,605

Total liabilities and stockholders’ equity	$1,194,949	$1,147,410

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$14,273	$173,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,072	14,566
Unrealized gain on Cisco investment	(15,004)	(277,492)
Tax related to adoption of SFAS No. 133 and reclassification of Cisco investment as trading	—	106,776
In-process research and development	12,396	—
Tax benefit from option exercises	7,947	4,857
Deferred income taxes	2,417	(9,495)
Loss on disposal of fixed assets	878	1,131
Equity in losses of investee, net of tax	734	252
Allowance for doubtful accounts	650	9,961
Accrual for purchase commitments	—	1,412
Changes in operating assets and liabilities:
Other assets	16,501	4,210
Accounts receivable	10,985	16,312
Inventories	(332)	5,236
Accrued and other liabilities	(11,791)	4,451
Accounts payable	(3,533)	(10,207)

Net cash provided by operating activities	51,193	45,361

Cash flows from investing activities:
Purchases of marketable securities	(430,759)	(413,546)
Sales of marketable securities	325,141	210,743
Maturities of marketable securities	138,811	196,289
Acquisition, net of cash acquired	(42,978)	—
Restricted investment	(20,063)	—
Purchases of property and equipment	(7,577)	(10,742)
Investment in development stage company	—	(12,473)

Net cash used in investing activities	(37,425)	(29,729)

Cash flows from financing activities:
Proceeds from common stock issuances and exercise of common stock options	13,342	12,325

Net cash provided by financing activities	13,342	12,325

Increase in cash and cash equivalents	27,110	27,957
Cash and cash equivalents, beginning of period	39,528	8,368

Cash and cash equivalents, end of period	$66,638	$36,325

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

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, as discussed in Notes 2 and 3 of this Quarterly Report on Form 10-Q, the results of prior periods have been restated.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

We engaged third party appraisers to conduct a valuation of the tangible and intangible assets of AccessLan. The cost to acquire AccessLan was allocated to the assets acquired and liabilities assumed according to estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The allocation of the purchase price is preliminary as of November 12, 2002 pending final review of the third party valuation report by management and our independent auditors.

The preliminary allocation resulted in acquired goodwill of $55.5 million, which will not be amortized, but will be reviewed annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We performed the goodwill impairment test in the quarter ended September 30, 2002, and no adjustment was deemed necessary. The acquired workforce intangible asset was included in goodwill. For tax purposes, goodwill will be amortized over a 15-year period.

The allocation of the purchase price also included:

•	in-process research and development of $12.4 million, which was expensed during the quarter ended June 30, 2002,

•	other identifiable intangibles with finite lives, of $7.0 million, which will be expensed over approximately three years,

•	deferred stock compensation of $3.5 million, which will be expensed over three and a half years, and

•	other assets, including property and equipment, totaling $3.7 million.

Amounts charged to operating expenses related to intangibles for the three and nine month periods ended September 30, 2002 were $1.3 million and $2.4 million, respectively.

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

Note 3 Adjustment to Prior Period Results

On October 17, 2002, we announced adjustments to previously reported results for the year ended December 31, 2001, and for the quarters ended March 31, and June 30, 2002. The adjustment is the result of a $1.7 million after-tax charge ($2.7 million on a pre-tax basis) that should have been taken in the fourth quarter of 2001. During the fourth quarter of 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Upon a recent review of our facilities, we realized that, in accordance with generally accepted accounting principles, we should have recognized a $1.5 million pre-tax impairment charge in the fourth quarter of 2001 for the ongoing shortfall between our sublease income and our operating lease obligation. In addition, we should have written off the $1.2 million pre-tax net book value of the related leasehold improvements, furniture, fixtures, and telephone equipment in the fourth quarter of 2001.

The adjustment resulted in a positive impact on results of operations in the quarters ended March 31 and June 30, 2002 due to the reversal of depreciation expense and lease-related expense associated with the retroactive correction of the 2001 financial statements. The adjustment had no impact on revenues or cash flows for any of these periods.

As discussed in Note 2, we also adjusted prior periods for the retroactive application of the equity method of accounting for our investment in AccessLan.

Note 4 Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with finite useful lives such as non-compete agreements will continue to be amortized over their respective estimated useful lives. We applied these statements in accounting for the acquisition of AccessLan.

In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this pronouncement.

Note 5 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$11,783	$12,909
Work-in-progress	1,017	993
Finished goods	17,607	15,809

Inventories	$30,407	$29,711

Note 6 Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of our balance sheet is composed primarily of unrealized gains and losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$9,599	$15,576	$14,273	$173,391
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3)	8	(2)	(7)
Unrealized gain on available-for-sale investments	219	339	480	1,298
Recognized gain previously reported in other comprehensive income	—	—	—	(167,426)

Total comprehensive income	$9,815	$15,923	$14,751	$7,256

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

In June 2002, we reached agreement to settle the consolidated securities class actions. On September 30, 2002, the court entered an order preliminarily approving the settlement and approving the form and manner of notice to class members. Finalization of the settlement is subject to final approval by the court, and the right of class members to opt out. A further hearing is currently set for November 18, 2002.

The total amount of the settlement was $20 million. In connection with the settlement, we recorded a $2.9 million charge to operating expenses to cover the portion of the settlement that we currently do not expect to be funded by insurance. The balance of the settlement amount was funded by insurance proceeds.

Under the terms of the settlement, there is no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged have merit. The defendants have denied, and continue to deny, the truth of the allegations in the litigation and all liability, fault, or wrongdoing of any kind.

The settlement does not include the plaintiffs in the two individual non-class actions, who have filed requests to be excluded from the class. The two individual non-class actions are currently in the discovery phase. Defendants intend to continue to defend these two individual non-class actions. It is reasonably possible we may incur a loss upon the conclusion of the claim; however, an estimate of any loss or range of loss cannot be made. Therefore, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

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

Restatement. As stated in Note 3, in the quarter ended December 31, 2001, we vacated an engineering facility in Largo, Florida, and entered into a sublease agreement for the entire space. Our lease term continues through 2007, while the sublease agreement extends through 2004. We retroactively recognized a charge to operations based on the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and our operating lease obligation. If the sublessee does not renew its lease agreement with us, and we are unable to enter into another sublease agreement through the term of the lease obligation (March 31, 2007), the amount of the ultimate loss based on the lease could increase by up to $1.0 million before tax.

Note 8 Net Income Per Share

The computation of shares and net income amounts used in the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$9,599	$15,576	$14,273	$173,391

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	83,836	81,699	83,104	81,279
Weighted average number of shares upon exercise of dilutive options	1,918	2,672	2,450	2,296

Shares used in diluted per share calculations	85,754	84,371	85,554	83,575

Basic net income per share	$0.11	$0.19	$0.17	$2.13

Diluted net income per share	$0.11	$0.18	$0.17	$2.07

Options to purchase 8,178,177 and 4,871,217 shares of common stock that were outstanding during the quarters ended September 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. Options to purchase 7,777,353 and 5,471,256 shares of common stock that were outstanding during the nine month periods ended September 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify these statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” beginning on page 17 in this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto on pages 2-9 of this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, 10-K/A and 10-Q/A reports, and Current Reports on Form 8-K are accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

A certification with respect to this Quarterly Report on Form 10-Q by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Overview

Our results of operations have been adversely affected by the downturn in the telecommunications industry and worldwide economies over the last two years. Although the current economic environment is challenging, we believe we have positioned our business for the long term. On an on-going basis, we attempt to balance our operating expenses with lower overall revenue levels associated with the economic downturn. We focus on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers.

We believe current economic conditions may continue to cause customers to defer and reduce capital spending. During the several years prior to 2001, a substantial number of new service providers entered the market, investing heavily in network infrastructures and accelerating growth in the telecommunications equipment market. Beginning in 2001, many of these service providers encountered sharp declines in the amount of available capital funding, and many of these service providers’ businesses subsequently failed. These failures have resulted in a substantial decline in the demand for telecommunications equipment, including our products. Bankruptcies of some of these service providers resulted in sales of their assets, some of which may have included our products, to third party bidders, at prices below their original cost. In addition, competition among bidders for these assets has resulted in delays in the restructuring of the failed service providers, which may delay the telecommunications industry recovery in the near term and continue to affect growth in our customers’ capital spending. We believe the current regulatory environment is also causing delays in some of our customers’ investments in broadband services. We believe some of our larger customers are delaying deployment of digital subscriber line (DSL) service until regulatory issues stemming from the Telecommunications Act of 1996 are clarified.

On May 13, 2002, we completed the purchase of AccessLan Communications, Inc. (AccessLan), a developer of carrier-class, multi-protocol network equipment designed for large scale networks. The purchase price consisted of $43.4 million in cash, assumption of $5.5 million in liabilities, $22.4 million representing the fair value of 1.2 million stock options issued to AccessLan employees, and $10.8 million based on our initial investment, net of acquisition costs. The $82.1 million purchase price was allocated to the assets acquired and the liabilities assumed based on preliminary fair values. We have not finalized the allocation of the purchase price as of November 12, 2002, the filing date of this Quarterly Report on Form 10-Q. Adjustments to the allocation may occur as additional information concerning asset and liability valuations is finalized. An estimate of the allocation was prepared and included as part of the financial statements included in this report. In the third quarter of 2002, we increased the preliminary allocation for goodwill to $55.5 million from $54.8 million, offset by adjustments to the valuation of fixed assets acquired from AccessLan. The operating results of AccessLan have been included in our consolidated results from the date of acquisition. Pro forma results of operations have not been presented because the results of AccessLan’s operations were not significant relative to the results of AFC’s operations.

Through the acquisition of AccessLan, we added the Telliant 5000TM product, a carrier-class, multi-service edge switching platform, to the AFC OmniMAX™ product family. The Telliant 5000 product is designed to reduce service provider equipment costs while increasing system versatility and providing an immediate migration path to delivering next generation services at the edge of the network, closer to the end user. In addition to reducing service provider capital expenditures, the Telliant 5000’s integration of multiple network elements is designed to reduce the operational expense associated with provisioning, management and maintenance of multiple, traditional access platforms.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Revenues. In the third quarter of 2002, total revenues, which include service revenues and royalties, were $91.7 million, an 8% increase from the $84.6 million recorded in the same period of 2001. In the first nine months of 2002, total revenues were $258.3 million, a 5% increase from the $245.5 million recorded in the same period of 2001.

In the third quarter of 2002, sales to U.S. customers increased 13% to $83.2 million from $73.7 million in the same period of 2001. The increase in the third quarter of 2002 as compared with the same period of 2001 reflects an increase in AccessMAXTM sales to our larger customers. As a percentage of total revenues, sales to U.S. customers accounted for 91% and 87% in the third quarters of 2002 and 2001, respectively.

In the first nine months of 2002, sales to U.S. customers increased 6% to $222.1 million from $210.3 million in the same period of 2001. The increase in the first nine months of 2002 as compared with the same period of 2001 reflects an increase in AccessMAX sales to our larger customers. As a percentage of total revenues, sales to U.S. customers accounted for 86% in the first nine months of both 2002 and 2001.

In the third quarter of 2002, sales to international customers decreased 22% to $8.5 million from $10.9 million in the same period of 2001. The decrease in international sales in the third quarter of 2002 as compared with the same period of 2001 was primarily the result of a decline in sales of AccessMAX. As a percentage of total revenues, sales to international customers accounted for 9% and 13% in the third quarters of 2002 and 2001, respectively.

In the first nine months of 2002, sales to international customers increased 3% to $36.2 million from $35.2 million in the same period of 2001. The increase in international sales in the first nine months of 2002 as compared with the same period of 2001 was primarily the result of increases in AtlasTM services and PanoramaTM element management systems sales. As a percentage of total revenues, sales to international customers accounted for 14% in the first nine months of both 2002 and 2001.

Three customers, Alltel Supply Corporation (Alltel), North Supply Company, a subsidiary of Sprint (Sprint), and Verizon Communications Inc. (Verizon), each accounted for 10% or more of total revenues in the third quarter of 2002. Sprint and Verizon each accounted for 10% or more of total revenues in the third quarter of 2001. Three customers, Alltel, Sprint, and Verizon, each accounted for 10% or more of total revenues in the first nine months of 2002. Sprint accounted for 10% or more of total revenues in the first nine months of 2001. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. In the first nine months of 2002, sales to our top five customers accounted for 56% of total revenues, an increase from 43% in the same period a year ago.

Gross Profit. In the third quarter of 2002, gross profit as a percentage of revenues increased to 49.2% from 44.4% in the same period of 2001. The increase was primarily due to a reduction in excess and obsolete inventory charges, favorable price variances on purchased items, a higher margin product mix, a higher margin customer mix, and product cost reductions.

In the first nine months of 2002, gross profit as a percentage of revenues increased to 47.1% from 43.1% in the same period of 2001. The increase was primarily due to a reduction in excess and obsolete inventory charges, a higher margin product mix, and product cost reductions, partially offset by a lower margin customer mix year to date.

Related to our acquisition of AccessLan, we recorded an asset for completed technology. In the third quarter of 2002, we began expensing this asset to cost of revenues in conjunction with revenue recognition from products containing those development efforts. The amount was insignificant. We will expense this asset to cost of revenues over its useful life in proportion with the estimated revenue stream.

Research and Development. In the third quarter of 2002, research and development expenses increased 13% to $17.1 million, and represented 19% of revenues compared with 18% in the same period of 2001. Expenses in the third quarter of 2002 were higher than the third quarter of 2001 primarily as the result of higher compensation and direct material costs related to continued development work on the Telliant product. We also wrote off a portion of the operating lease for our Miramar, Florida engineering office.

In the first nine months of 2002, research and development expenses increased less than 1% to $46.1 million, and represented 18% of revenues compared with 19% in the same period of 2001. Expenses in the first nine months of 2002 were slightly higher than the first nine months of 2001, primarily as the result of higher compensation related to our acquisition of AccessLan, a write-off of a portion of the operating lease for our Miramar, Florida engineering office, and increases in the amount of software development costs expensed. Offsetting these increases were lower hiring and relocation costs resulting from decreased hiring levels and cost containment efforts, decreased usage of outside services and temporary help, lower levels of fixed asset disposals, and lower depreciation and amortization stemming from a decreased fixed asset base.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage the rate of increase in associated costs through expense controls.

Sales and Marketing. In the third quarter of 2002, sales and marketing expenses decreased 2% to $12.3 million, and represented 13% of revenues compared with 15% in the same period of 2001. Expenses in the third quarter of 2002 were lower than the third quarter of 2001 primarily due to lower levels of demonstration and trade show material write-offs. Partially offsetting this were increases in trade show costs, performance-based compensation, and relocation costs.

In the first nine months of 2002, sales and marketing expenses decreased 2% to $36.6 million, and represented 14% of revenues compared with 15% in the same period of 2001. Expenses in the first nine months of 2002 were lower than the first nine months of 2001 primarily due to lower levels of demonstration and trade show material write-offs, and cost containment efforts driving reductions in travel and entertainment and outside services usage. Partially offsetting these decreases were increases in performance-based compensation and higher trade show costs.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to monitor and align future sales and marketing expenses with future operating results.

General and Administrative. In the third quarter of 2002, general and administrative expenses increased 1% to $6.7 million and represented 7% of revenues compared to 8% in the same period of 2001. Expenses in the third quarter of 2002 were higher than the third quarter of 2001 primarily due to the write-off of fixed assets, and higher performance-based compensation. Partially offsetting these increases were a reduction in the provision for doubtful accounts, and lower depreciation and amortization expenses related to a decreased fixed asset base.

In the first nine months of 2002, general and administrative expenses decreased 32% to $20.1 million and represented 8% of revenues compared to 12% in the same period of 2001. Expenses in the first nine months of 2002 were lower than the first nine months of 2001 primarily due to a 93% decrease in our provision for doubtful accounts, and a 27% decrease in depreciation and amortization expenses related to a decreased fixed asset base.

We believe we have aligned general and administrative expenses with current results of operations. We plan to monitor and align future general and administrative expenses with future operating results.

Acquisition-related Costs. In the third quarter of 2002, we expensed $1.3 million of deferred compensation and non-compete agreements arising from our acquisition of AccessLan. In the first nine months of 2002, we expensed $2.4 million of deferred compensation and non-compete agreements, and we expect to continue expensing these acquired intangibles through 2005. In the first nine months of 2002, $12.4 million of in-process research and development was expensed. The $55.5 million allocated to goodwill is not subject to amortization, but will be reviewed annually for impairment.

Litigation Settlement. In the first nine months of 2002, we recorded a $2.9 million charge in connection with the settlement of a consolidated class action securities litigation arising in 1998. The charge represents the portion of the settlement that we currently do not expect to be funded by insurance. Finalization of the settlement is subject to final approval by the court, and the right of class members to opt out. The settlement does not cover the plaintiffs in two individual non-class actions, both of which have filed requests to be excluded from the class.

Other Income. In the third quarter of 2002, other income decreased to $6.3 million from $20.6 million in the same period of 2001. The decrease was primarily due to lower unrealized gains on our Cisco investment and lower interest income.

In the first nine months of 2002, other income decreased to $19.8 million from $285.0 million in the same period of 2001. We adopted Statement of Financial Accounting Standards No. 133 in 2001 and recognized $277.5 million in unrealized gains on our Cisco investment and related collars in the first nine months of 2001. During 2002, interest income also declined, and we recorded our equity portion of AccessLan’s first and second quarter losses.

Income Taxes. Our effective tax rate was 32% for the third quarter of 2002, as compared to 35% for the third quarter of 2001. The effective rate for the first nine months of 2002 was 32%, as compared to 38% for the first nine months of 2001. The higher effective rates in both periods of 2001 were due to the effect of recognizing the accumulated unrealized gain on our Cisco investment and related collars in the first quarter of 2001.

Pro Forma Results

The following table provides a reconciliation of GAAP net income to pro forma net income. This information is provided to help clarify our ongoing, or core, business performance and highlight infrequent transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

GAAP net income	$9,599	$15,576	$14,273	$173,391

Pro forma exclusions:
Operating:
Amortization of acquired intangibles	1,280	—	2,363	—
Charge for engineering facility lease	439	—	439	—
In-process research and development	—	—	12,396	—
Securities litigation settlement costs	—	—	2,943	—
Provision for doubtful accounts	—	—	—	9,251
Cost of sales for revenues not recognized	—	—	—	4,300
Purchase commitments	—	—	—	1,412
Excess and obsolete inventory	—	—	—	743
Non-operating:
Unrealized gain on Cisco investment	(4,392)	(18,803)	(15,004)	(277,492)

Total exclusions	(2,673)	(18,803)	3,137	(261,786)
Income tax effect	855	7,145	(1,004)	99,973

Exclusions, net of tax	(1,818)	(11,658)	2,133	(161,813)

Pro forma net income	$7,781	$3,918	$16,406	$11,578

For pro forma purposes, the following amounts have been excluded:

Three Months Ended September 30, 2002

•	$1.3 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$0.4 million for a facility lease write-off related to the consolidation of research and development offices was excluded.

•	$4.4 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	$0.9 million tax effect related to the amounts listed above was excluded from income taxes.

Nine Months Ended September 30, 2002

•	$2.4 million for amortization of acquired intangibles was excluded to reflect the one time impact of the AccessLan acquisition.

•	$0.4 million for a facility lease write-off related to the consolidation of research and development offices was excluded.

•	$12.4 million for in-process research and development expensed at acquisition was excluded to reflect the one time impact of the AccessLan acquisition.

•	$2.9 million in securities litigation settlement costs were excluded to reflect the infrequent nature of the settlement.

•	$15.0 million in unrealized gains on Cisco securities and related collars were excluded to omit the effect of non-core business income.

•	$1.0 million tax benefit related to the amounts listed above was excluded from income taxes.

Three Months Ended September 30, 2001

•	$18.8 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	$7.1 million tax effect related to the amount listed above was excluded from income taxes.

Nine Months Ended September 30, 2001

•	$4.3 million charged to cost of revenues was excluded as these costs related to sales we did not recognize.

•	$0.7 million for excess and obsolete inventory was excluded to take into account the abrupt decline in customers’ spending and a customer’s bankruptcy, and the resulting impact these events had on custom inventory and obsolete inventory levels.

•	$1.4 million accrued for purchase commitments was excluded from cost of revenues to reflect the abrupt decline in customers’ capital spending and the impact this had on our forecasted needs and long term agreements with contract manufacturers.

•	$9.3 million charged to provision for doubtful accounts was excluded from operating expenses to take into account the abrupt decline in a customer’s financial condition.

•	$277.5 million in unrealized gains on our Cisco securities and related collars were excluded from other income to omit the effect of non-core business income.

•	$100.0 million tax effect related to the amounts listed above was excluded from income taxes.

Pro Forma Fair Value Information

We apply the intrinsic value method of accounting prescribed by APB Opinion No. 25 for our stock-based compensation plans. As of the end of September 2002, the total outstanding options held by our Chief Executive Officer and the other executive officers amounted to 8% of the 14.4 million outstanding options held by all employees.

We use the Black-Scholes option-pricing model to derive the theoretical fair value of employee stock option grants. An over-the-counter public market for employee stock options would give a more accurate approximation of the fair value; however, no such market exists. Instead, we use the Black-Scholes model, which along with the binomial model are the two accepted methods under SFAS No. 123, Accounting for Stock-Based Compensation for use in providing the theoretical fair value provisions disclosure. The binomial model is more difficult to use and produces a similar result to that of the Black-Scholes model. Many in the accounting profession believe the Black-Scholes model cannot objectively measure the theoretical fair value of employee stock options because some of the assumptions used are inherently subjective. For example, the volatility assumption is based on a combination of historical and implied volatilities; the theoretical fair value of options can be raised or lowered based on changing the implied volatility rate. Similarly, the theoretical fair value can be altered based on the expected option lives utilized. Expected option lives are based on a combination of historical employee behavior, modified by subjective judgments regarding future expected employee behavior under different market circumstances. Employee forfeitures are forecasted, and subsequently adjusted to actual after the theoretical fair value of the options has been calculated. In situations where the market value falls below the option grant price, the Black-Scholes expense valuation is not adjusted for these options, which no longer have incremental value to the employee. The options continue to be valued and expensed at a price that may never be realized over the expected remaining life. For these reasons, we believe the pro forma fair value information computed under the Black-Scholes model should be interpreted as an approximation, as opposed to a representation, of what pro forma net income would have been if we adopted the provisions of SFAS No. 123.

Using the Black-Scholes option-pricing model, our net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income, as reported	$9,599	$15,576	$14,273	$173,391
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Total stock based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(15,137)	(16,840)	(45,152)	(45,448)

Pro forma net income (loss)	$(5,538)	$(1,264)	$(30,879)	$127,943
Earnings per share:
Basic — as reported	$0.11	$0.19	$0.17	$2.13
Basic — pro forma	(0.07)	(0.02)	(0.37)	1.57
Diluted — as reported	0.11	0.18	0.17	2.07
Diluted — pro forma	(0.07)	(0.02)	(0.37)	1.53

The fair value of option grants in the three and nine month periods ended September 30, 2002 and 2001 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield, with the following weighted average assumptions:

		Weighted Average	Weighted Average
	Volatility	Risk-free Interest Rate	Expected Lives (Years)

2002	96%	4.0%	3.6
2001	100	4.3	3.1

Pro forma compensation costs related to the Employee Stock Purchase Plan were recognized for the fair value of the employees’ purchase rights, as of the date of purchase using the Black-Scholes option-pricing model. The following weighted average assumptions were used, assuming no dividend yield:

		Weighted Average	Weighted Average
	Volatility	Risk-free Interest Rate	Expected Lives (Months)

July, 2002	97%	2.0%	7
July, 2001	100	4.8	13

Liquidity and Capital Resources

Cash and cash equivalents were $66.6 million at September 30, 2002, compared with $39.5 million at December 31, 2001. The $27.1 million increase was primarily due to movement of cash from marketable securities to cash equivalents, increase in accounts receivable collections, and cash from operations, partially offset by cash equivalents transferred to long term assets as collateral for a U.S. customer contract bond.

Cisco marketable securities and related collars were $685.5 million at September 30, 2002, compared with $670.5 million at December 31, 2001. The $15.0 million increase was the result of gains on the collars exceeding the loss in share value.

Other marketable securities were $213.3 million at September 30, 2002, compared with $245.7 million at December 31, 2001. The $32.4 million decrease arose primarily as the result of liquidating securities to pay $43.4 million to AccessLan shareholders, and transferring marketable securities to long term assets as collateral for a U.S. customer contract bond, partially offset by increases resulting from investing operating cash flows in marketable securities.

At September 30, 2002, $20.0 million in restricted cash equivalents and marketable securities was held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest on the restricted cash equivalents and marketable securities during the bond period.

Operating activities in the first nine months of 2002 generated net cash of $51.2 million. This was primarily the result of net income, collection of the Marconi distribution payment receivable, and collection of accounts receivable. Investing activities during the first nine months of 2002 used net cash of $37.4 million, primarily as a result of recording the AccessLan acquisition, and collateralizing a bond for a U.S. customer contract, partially offset by a net increase in marketable securities.

Inventories, net of inventory reserves, increased 2% to $30.4 million at September 30, 2002 from $29.7 million at December 31, 2001. Average inventory turnover, or turns, at September 30, 2002 was 6.1 times per year compared with 10.3 times at December 31, 2001. Turns at December 31, 2001 appeared higher due to the $18.0 million charge for excess and obsolete inventory in the fourth quarter of 2001.

Working capital decreased during the first nine months of 2002 from $774.3 million at December 31, 2001 to $760.5 million at September 30, 2002. The decrease was primarily a result of cash paid in the AccessLan acquisition and corresponding goodwill and other intangible assets recorded, and the transfer of cash and cash equivalents to long term assets as collateral for a bond, partially offset by increased accounts receivable collections and an increase in the Cisco marketable securities. Days sales outstanding decreased to 46 days at September 30, 2002 compared with 64 days at December 31, 2001 as a result of improved shipping linearity and an increase in collections.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At September 30, 2002 we had $2.3 million in letters of credit outstanding, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts of up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At September 30, 2002 there were $0.6 million in foreign exchange contracts outstanding.

In connection with the stock repurchase plan we announced in October 2001, we have established a written trading plan in accordance with Securities and Exchange Commission Rule 10b5-1 under which we will repurchase shares of AFC common stock, subject to conditions set forth in the trading plan. The trading plan will run from December 1, 2002 through December 2, 2003.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities will be adequate to support our financial resource needs, working capital and capital expenditure requirements, and operating lease obligations, for at least the next 12 months.

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

Our operations have been affected by a wide variety of factors, many of which are outside our control, and we expect this trend to continue in the future. These factors include, but are not limited to, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix and our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, financial strength of our vendors, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

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

Volatility in the price of our common stock may occur as the result of fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation, which could also result in increased costs and diversion of management’s attention and resources from our operations. For a description of this type of litigation currently pending against us, see Note 7 — “Commitments and Contingencies” on page 7 of this Quarterly Report on Form 10-Q.

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

Some of our competitors are in a better position to withstand reductions in customers’ capital spending. These competitors often have broader product portfolios and market share and may not be as susceptible to downturns in the telecommunications industry. These competitors offer products directly competing with our product portfolio and also provide comprehensive ranges of other access systems. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions. Reductions in our customers’ capital spending could materially reduce our revenues and net income.

Our principal established competitors include: Compagnie Financière Alcatel, Lucent Technologies Inc., and Marconi Communications Inc. Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing, and technical resources than we do. We expect to face increased competition with our established and newly launched products, from both existing and new competitors.

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

Continued growth in the broadband access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products, and a positive regulatory environment for larger incumbent local exchange carrier, or ILEC, customers. The compounding effect of the current economic contraction, current regulatory action or inaction, and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, and this could seriously harm our revenues, net income, or cash flows.

     We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Alltel, Sprint, and Verizon each accounted for 10% or more of total revenues in the third quarter of 2002, and Sprint and Verizon accounted for 10% or more of total revenues in the third quarter of 2001. Alltel, Sprint, and Verizon each accounted for 10% or more of total revenues in the first nine months of 2002, and Sprint accounted for 10% or more of total revenues in the first nine months of 2001. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 56% and 43% of total revenues in the first nine months of 2002 and 2001, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of focusing on securing several large accounts rather than many small accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar Communications, Inc., a customer that accounted for 10% or more of total revenues in 1998, 1999, and 2000, decreased in 2001 as a result of their deteriorated financial condition and filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

     Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include large ILECs, national local exchange carriers, and independent operating companies. Our historical markets have been the U.S. and international small to mid-line size markets, and we are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales, and result in slower payments or defaults on account. In addition, the scale and complexity of providing DSL service has contributed to a substantial slowdown in customer network build-out and resulted in decreased capital spending in the industry. In the first quarter of 2001, the financial distress and resulting bankruptcies of Winstar and a value added reseller resulted in the non-recognition of $11.9 million of revenues and a $9.3 million increase in our allowance for doubtful accounts. There can be no assurance that telecommunications companies, foreign governments, or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We are targeting our new Telliant product line to large ILECs, inter exchange carriers, and international local exchange carriers. Our TransMax product line is targeted to IOCs, NLECs, and international markets. Our ability to generate revenues from the Telliant and TransMax products depend in part on the capital spending patterns of our customers, financial capabilities of our customers, customer acceptance of our new product, our ability to develop new features, and end user demand for new services provided by the Telliant and TransMax products. The economic slowdown affecting the telecommunications industry has affected customers’ capital spending patterns for deploying new services, and we cannot provide assurance as to when, or if, the trend will improve.

     We may be unable to sell customer-specific inventory, resulting in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design, purchase parts, and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change, or we experience delays or cancelation of orders, we may be unable to cost-effectively rework the system configurations and return the parts to inventory as available for sale. For example, in the fourth quarter of 2001, we recorded an $18.0 million write-down to cost of revenues for excess and obsolete inventory, some of which was customer-specific inventory. We also recognized a $12.0 million accrual to cost of revenues in the fourth quarter of 2001 for long term purchase commitments with contract manufacturers, much of which was incurred for specific customers. In the first quarter of 2001, we increased our inventory-related reserves and accruals by $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

     We must attract, retain, and motivate key technical and management personnel in order to sustain or grow our business.

Our success depends to a significant extent upon key technical and management employees. Competition for some specific skill sets is intense and the process of locating key technical and management personnel is often lengthy and expensive. In general, we do not have employment agreements with our employees, or carry key- person life insurance. In the third quarter of 2002, we announced that Mehmet Balos, Senior Vice President- Global Sales, Marketing and Customer Service, had left AFC to pursue other opportunities. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, assimilate, and motivate qualified managers and employees to manage our operations effectively. Otherwise, we may be unable to execute our business plan effectively and our results of operations could be significantly adversely affected.

     Recent and future acquisitions may compromise our operations and financial results.

As part of our efforts to enhance our existing products, introduce new products, and fulfill changing customer requirements, we may pursue acquisitions of complementary companies, products, and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities and the incurrence of additional debt. Goodwill arising from acquisitions may result in significant impairment write-downs charged to our operating results in one or more future periods. We currently have $55.5 million in goodwill related to the acquisition of AccessLan in the second quarter of 2002. We have limited experience in acquiring and integrating companies. In connection with making an acquisition, we may suffer disruption to our business, become exposed to unknown liabilities of acquired companies, or fail to successfully integrate another company, its products, technologies, or personnel. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales, or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition, and results of operations. All of these risks and uncertainties are relevant to our acquisition of AccessLan.

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

In 1996, Congress passed regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and many other broad changes to the data and telecommunications networks and services. These changes have had a major impact on the pricing of services, and may affect the deployment of future services. These changes have caused greater consolidation in the telecommunications industry, which in turn could disrupt existing customer relationships, and could result in, among other things, delays or loss of customer orders, decreased revenues, and lower net income. Regulatory issues stemming from the 1996 Telecommunications Act involve challenges to the FCC’s authority to implement regulations and methods for rate setting for DSL services. It is unclear when resolution to these issues will take place. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on the demand for our products. Uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

     We face risks associated with international markets and distribution channels.

International sales constituted 14% of our total revenues in the first nine months of both 2002 and 2001. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors, or entities successful at penetrating international markets. Over the last year, we have closed several sales and representative offices in Asia and Europe. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S., and there can be no assurances that such distributors or sales representatives will provide the support and effort necessary to service international markets effectively. In the past our gross profit margins have, in some cases, been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels may reduce our overall gross profit margins and net income.

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

Certain components used in our products, including our proprietary ASICs, codec components, certain surface mount technology components, and other components, are only available from a single source or limited number of vendors. A limited number of vendors manufacture the subassemblies to our specifications for use in our systems. We purchase most components on a purchase order basis, and we do not have guaranteed supply arrangements with many of our key suppliers. Some of the sole source and limited source vendors allocate parts to telecommunications equipment manufacturers based on market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. In the third quarter of 2002, we commenced transitioning our contract manufacturing to a new vendor. We face a risk of supply line disruption if the transition does not occur as planned, or in a timely manner. At the same time, customers are increasingly demanding shorter delivery timeframes. If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components could significantly limit our ability to meet scheduled product deliveries to our customers and increase our expenses, which would seriously harm our business and results of operations.

     Our failure to develop and introduce new products that meet changing customer requirements and address technological advances would limit our future revenues.

New product development often requires long term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, or if we experience delays in product development, market acceptance of our products may be significantly reduced or delayed. The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable.

Our success will depend upon our ability to enhance the OmniMAX product family through the development of new technology, and to develop and introduce new products or new product feature enhancements on a timely basis. We, or our competitors, may announce new products or product enhancements, services, or technologies that have the potential to replace or shorten the life cycle of the OmniMAX product family, causing customers to defer purchases of our equipment. If we fail to respond on a cost-effective and timely basis to technological advances in the telecommunications industry, we may experience diminished market acceptance and reduced sales of our products, and our business would be seriously harmed.

     Our products are complex and may contain undetected errors that could result in significant unexpected expenses.

Our products contain a significant amount of complex hardware, firmware, and software that may contain undetected errors that may become apparent as product features are introduced, or as new versions are released. It is possible that, despite significant testing, hardware, firmware, or software errors will be found in our products after commencement of shipments, resulting in delays or cancelation of customer orders, payment of contract penalties to customers, warranty costs or the loss of market acceptance and revenues.

     Our revenues are generated primarily through sales of the AccessMax family of products and a decline in demand for these products would result in decreased revenues and net income.

Substantially all of our revenues are derived from our AccessMAX product family, which concentrates on a specific portion of the telecommunications network. Any decrease in market demand for our products could result in decreased revenues and lower net income. Factors potentially affecting demand for our products include price competition, alternative products offered by competitors, and product obsolescence, among others.

     Failure or inability to protect our intellectual property will adversely affect our ability to compete, which could result in decreased revenues.

We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. We do not presently hold any patents for the OmniMAX product family, and although eight patent applications are pending, they may not result in any issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources, and may not ultimately be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held approximately 10.6 million shares of Cisco common stock at September 30, 2002, the value of which was protected using costless collars in February and May of 2000 to minimize the impact of potential adverse market price volatility on our investment. The following table shows the changes in the fair values of the Cisco shares, and the put and call feature of the collar agreements arising from a hypothetical 20% increase or decrease in the stock’s price of $11.23 per share, the closing price at September 27, 2002, the last trading day of our third fiscal quarter (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares	$94,874	$118,593	$142,311
Cisco collars	590,949	566,899	543,580

Net value	$685,823	$685,492	$685,891

We have foreign currency sales to one international customer. We attempt to protect against foreign currency risk on certain accounts receivable and accounts payable with forward currency contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges, and changes in the fair value of these forward contracts are recognized immediately in earnings.

At September 30, 2002, we held a $4.3 million minority equity investment in a non-publicly traded company. This investment is carried at cost, as we do not have the ability to exercise significant influence over the company’s operations. Our investment is inherently risky because the products of this company, and the markets for such products, are in the development stage. In addition, this company is subject to risks resulting from uncertain standards for new products, and competition. The remaining activities necessary to determine if the products meet functional and technical requirements, and market acceptance, include testing and customer lab trials. If these products fail testing procedures or fail to generate customer interest, the value of this company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of development stage companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of AFC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AFC's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that AFC's disclosure controls and procedures are effective to ensure that information required to be disclosed by AFC in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes to AFC's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion in Part I — Note 7 “Commitments and Contingencies” beginning on page 7 of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

Our 2003 Annual Meeting of Stockholders is currently scheduled for May 22, 2003.

Item 6. Exhibits and Reports on Form 8-K:

One report on Form 8-K was filed on October 17, 2002 reporting the issuance of a press release with respect to a $1.7 million after-tax adjustment to net income for 2001.

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