Form 10-K
period 2002-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2003-03-18
CIK 898805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0277743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1465 North McDowell Boulevard Petaluma, California (Address of principal executive offices)	94954 (Zip Code)

Telephone: (707) 794-7700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $0.01 par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 28, 2002 was $1,372,844,777. (Solely for the purpose of calculating the preceding amount, all directors and officers of the Registrant are deemed to be affiliates.)

      As of March 10, 2003, there were 84,986,098 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Annual Report to Stockholders for the year ended December 31, 2002 and the Definitive Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders to be held on May 22, 2003, are incorporated by reference in Parts II and III of this report.

ADVANCED FIBRE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I.

      Except for the historical financial information contained herein, the following discussion and analysis contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition.” These risks and uncertainties may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

      The following discussion should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” financial statements and related notes in our 2002 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibits 13.2 and 13.3.

Item 1.     Business

Company Background

      Advanced Fibre Communications®, Inc., or AFC®, (Nasdaq: AFCI) was incorporated in California in May 1992 and reincorporated in Delaware in September 1995. An initial public offering was completed on October 1, 1996. Our principal executive offices are located at 1465 North McDowell Boulevard, Petaluma, California 94954 and the telephone number at that address is (707) 794-7700. We can also be reached at 1-800-690-AFCI or through our Internet website at http://www.afc.com. Information on our website is not part of this report. Throughout this document, references to “we” and “our” indicate the same meaning as “AFC” and “AFC’s”, respectively. We develop, manufacture and support a family of telecommunications access products and services. Our products and services enable the connection between the central office (CO) switches of telecommunications service providers and their end users for voice and high-speed Internet, data and video communications. Our products include Integrated Multiservice Access Platforms (IMAPs), Multiservice Central Office Switching Platforms, Optical Add-Drop Multiplexers (OADMs), Integrated Access Devices (IADs), network element management systems and cabinets, as well as related professional services.

Industry Background

      Since the early 1970s, telephone companies have deployed digital loop carriers (DLCs) as one of the primary vehicles to extend plain old telephone service (POTS) through the access network — the portion of the Public Switched Telephone Network that connects homes and businesses to the telephone company’s COs. Before DLCs, twisted copper-wire pairs directly connected each subscriber to their carrier’s CO. Interference from other wiring as well as environmental conditions, however, caused these voice and other narrowband services to degrade in quality typically around two miles from the originating CO. DLCs extend the reach of connections to remotely-located subscribers and improve overall service quality. Over the past three decades, DLCs have evolved to next-generation digital loop carriers (NGDLCs) capable of simultaneously providing POTS and advanced broadband services, such as digital subscriber lines (DSL).

      The telecommunications industry’s widely publicized capital expenditure reductions have been less severe in the access network than in the core of the network, which underwent a massive build-out in the late 1990s. Because the pace and complexity of upgrading access networks are more challenging than the core, they were not overbuilt in the spending boom that occurred a few years ago. Consequently, we believe that there is more investment required for broadband connectivity in the access network.

      Network modernization accounts for the majority of principal NGDLC spending. Every year a percentage of the total installed base is routinely replaced or upgraded on a pre-determined schedule. In 2002, more than 1.5 million new homes were built in the U.S., further contributing to NGDLC sales. The vast majority of these new homes are now being served by NGDLCs, the most economical and scalable vehicles to deliver POTS, narrowband and broadband services to growing suburban and rural subscriber areas. The final factor prompting spending by carriers (i.e., telecommunication companies selling access to end users) is the lack of broadband capability in the majority of the current DLC installed base.

      We believe there are three factors influencing the pace of change in the access network: services, regulation and technology. The ongoing demand for broadband connections shows that customer interest in broadband services remains strong. It seems likely that any significant changes in broadband regulation could trigger growth in the access market by encouraging carriers to invest in upgrading neighborhood networks with new equipment that delivers broadband services. Congress’ enactment of the 1996 Telecommunications Act (the Act) created an environment in which carriers accelerated their offerings of voice, data and video services. In February 2003, the Federal Communications Commission (FCC) adopted new rules concerning incumbent local exchange carriers’ obligations for elements of their networks. We believe that despite these new rules, there still exists uncertainty as to their impact on the access network market.

      We have been developing newer technologies that make broadband rollout economical for a higher percentage of the population. In 2000, for example, we released our first broadband line card with two full-rate DSL circuits. A year later, we released a four-circuit card. And in 2002, we announced our six-circuit card. Innovative evolution such as this helps drive down deployment costs and fends off competing vendors. Over time, we believe these three factors and their combined forces may stimulate an increase in investment in the access network.

Opportunities

      We believe it is essential to position ourselves to grow when the industry rebounds. To achieve this, we are expanding into new adjacent markets with anticipated higher growth opportunities. Our current strategic plan has three critical areas of focus:

•	Packet aggregation, routing, switching and management in the CO

•	Enhanced fiber access and transport

•	Enhanced network management and professional services

      Much of the future opportunities in the telecommunications industry are fueled by the promise of broadband service rollout. We have identified two trends highlighting this broadband rollout: The transition from circuit-based networks to packet-based networks, and the upgrade of the network infrastructure from primarily a copper plant to a predominately fiber plant. We refer to these trends as “packetization” and “fiberization,” respectively.

      The impacts of these trends have already been realized throughout most of the network core. But the conversion of the edge of the network (the connection between the service provider’s CO and its subscribers) still requires carriers to make significant investments. It is the cost effective packetization and fiberization at the edge of the network that will enable carriers and subscribers to benefit from the deployment of broadband services.

      Addressing these trends while adhering to our strategic plan, we brought to market three products during 2002 that address our customers’ needs of:

•	Lowering capital and operating expenses

•	Offering the triple play of bundled voice, high-speed Internet and video services

•	Enhancing competitiveness over cable companies and other multiservice operators

•	Providing turnkey solutions, EF&I (engineering, furnish and install) services, and project and network management by our ATLAS™ Professional Services group

      Our new products include Telliant™, TransMAX™ 1500 and AccessMAX™ System 9, and are discussed below.

Product Portfolio

      Our product family was conceived as an access network product line with low start up costs and flexibility in providing existing and future broadband services. Our portfolio of products currently consists of:

•	AccessMAX Integrated Multiservice Access Platform

•	Telliant Multiservice Central Office Switching Platform

•	TransMAX Optical Add-Drop Multiplexers

•	PanoramaTM Network Element Management Systems

•	PremMAX™ Integrated Access Devices

•	ATLAS Professional Services

•	Environmentally hardened outside plant cabinets and technologies

     AccessMAX

      DLCs are a universally recognized network element in the U.S., having been deployed in the access network for more than 30 years. We have been selling our AccessMAX solutions into this long-established market for nearly ten years. Carriers buy our solutions for a number of uses, including the addition of POTS lines while augmenting their networks to deliver advanced broadband services.

      Our primary product platform, AccessMAX, is an NGDLC that sits in remote outside plant cabinets in the access network. AccessMAX’s innovative architecture simultaneously supports the “triple play” of POTS, high-speed Internet and video services over a single network infrastructure. Today, more and more service providers, particularly our independent operating company (IOC) customers, are offering triple play services which helps drive down costs for the service providers and their subscribers.

      AccessMAX provides flexibility and scalability for simultaneous delivery of voice, data and any combination of narrowband, wideband and broadband service anywhere in the network. Copper, fiber and wireless transport options offer flexibility while maximizing the service provider’s existing infrastructure. Flexible configurations allow the service provider to fill any route requirement to enable service delivery to network customers. AccessMAX enhances traditional voice-centric networks through the addition of high-speed data services. This creates new revenue streams from multiple services such as voice, data and video over an integrated network.

      The AccessMAX group of products includes:

•	AccessMAX Systems 7, 8 and 9

•	UMC1000®

•	DMAX™

•	EMAXplus™

      AccessMAX System 9 builds upon the native asynchronous transfer mode (ATM) architecture introduced in System 8 last year, delivering more bandwidth for more revenue-generating services. AccessMAX System 9 brings our triple play solution to market, positioning us as a complete, end-to-end, access solutions provider. AccessMAX incorporates both domestic (American National Standards Institute, or ANSI) and international (European Telecommunications Standards Institute, or ETSI) capabilities, combined in a single platform to be usable by carriers throughout much of the world.

      The UMC1000 is our original narrowband to broadband service delivery platform. It is capable of simultaneously providing traditional narrowband and wideband services such as POTS, integrated services digital network (ISDN) and T1, along with a variety of DSL services over copper wire, fiber optic cable or wireless transport media. The UMC1000 product family consists of 48-line and 120-line units. These units can be installed in a variety of network configurations and can be linked together to form larger line systems of over 2,000 lines.

      Our DMAX1120 platform leverages all of the existing capabilities of the UMC1000 while giving service providers more choices as they build out and optimize their networks for the high-speed services of the future.

      EMAXplus provides rapid and efficient retrofits of third party cabinets. This system increases the capacity and density of the legacy infrastructure and fits into the space of a typical non-AFC DLC channel bank, eliminating the need for additional rights of way and permits. The added density enables a service provider to meet demand for additional POTS or asymmetric digital subscriber line (ADSL) services in areas where standard twisted copper pair phone lines are exhausted.

     Telliant

      In May 2002, we announced Telliant for the broadband marketplace. Telliant is our new carrier-class, multiservice CO switching platform that delivers unprecedented capacity and density for the evolving broadband access network. Telliant is suited for a higher concentration of DSL subscribers and bandwidth-rich applications such as Internet protocol (IP) video, broadband remote access server (BRAS) and other functions that require IP intelligence. We obtained this product through our acquisition of AccessLan Communications, Inc. (AccessLan) in May 2002.

      In addition to video distribution via OC-12 (622 megabits per second, or Mbps) or Gigabit Ethernet (1 Gbps), Telliant supports direct video service drops via DSL. This allows Telliant to replace several traditional network components, including routers, switches and digital subscriber line access multiplexers (DSLAMs), with a single multifunction system. This multifunctionality, combined with ATM switching capacity, uniquely positions Telliant to address today’s CO practices and evolve to support the advanced requirements of the near future, while reducing costs and simplifying network complexity.

     TransMAX

      In June 2002, we announced TransMAX 1500, our new OADM for the optical marketplace. TransMAX 1500 uses the latest coarse wavelength division multiplexing (CWDM) technology to relieve fiber-optic bottlenecks in local access networks. It solves today’s network problems by providing an economical way of scaling existing synchronous optical network/ synchronous digital hierarchy (SONET/SDH) infrastructure for accommodating new revenue-generating services without requiring a disruptive upgrade. TransMAX 1500 currently requires the smallest footprint in the industry and can be deployed in the outside plant environment, thus enabling service offerings to far-reaching customers at a minimal initial investment.

     Panorama

      Our Panorama Network Element Management System is a software application product. It provides a centralized graphic user interface for point-and-click management of the entire AccessMAX, Telliant and TransMAX network. Point-and-click provisioning enables streamlined and accurate provisioning, configuring, monitoring and end-to-end management of the service provider’s network. Panorama’s auto-detection functionality and graphical mapping display enable network administrators to quickly locate and check the status of all our equipment within their networks. Panorama’s flexible telecommunications management network architecture, centralized management capabilities and customized applications integrate with external network management.

     PremMAX

      Our PremMAX IADs, which are designed for the competitive local exchange carrier (CLEC) market, work with our AccessMAX products to simplify and lower the cost of delivering total business services to small and medium-sized business customers. PremMAX aggregates voice and data traffic at the customer’s premises onto the access network. It is able to accommodate a mix of narrowband and wideband services over a single transport, maximizing existing infrastructure. Scalability allows service providers to incrementally grow and accommodate service requirements for many customers.

     ATLAS

      ATLAS is our professional service organization. It is comprised of regionally located teams of professionals who provide consulting and complete end-to-end installation and operations, maintenance and provisioning services for voice, data and video networks. ATLAS services include auditing, planning and integrating network solutions for service providers while maximizing the use of existing equipment. ATLAS can be used to identify expansion capabilities, provide engineering services, site surveys, implementation recommendations and strategies, project management, and equipment installation or installation supervision for existing and next-generation access networks. ATLAS offers customized service support agreements, as well as technical training courses. This gives service providers an understanding of technological advancements and hands-on experience to operate and maintain all our equipment and software.

     Cabinets

      We market a variety of cabinets to provide the most cost-effective solution for inside and outside plant application. From 48 to over 2,000 lines, our cabinets incorporate and integrate components to save space and power. The new Sierra™ line of cabinets feature increased dissipation of heat generated by broadband access equipment, expanded battery back-up capacity, flexible configurations and compliance with new industry standards.

Markets and Customers

      We sell our products and services to customers in the U.S. and international marketplaces, including regional Bell operating companies (RBOCs), incumbent local exchange carriers (ILECs), IOCs, CLECs, international telecommunications companies, alternative carriers, system integrators and original equipment manufacturers (OEMs). Historically, the ILECs, IOCs, and international telecommunications companies have been our largest revenue-producing markets.

      In 2002, we sold our products to a wide variety of customers. We plan to continue to expand our sales to our largest customers. During 2002, we derived slightly higher revenues from international markets compared with 2001. Internationally, we are focusing our efforts on service providers making investments in broadband access infrastructures. The migration to broadband and privatization of international incumbent telecommunications companies are prompting service providers to upgrade and expand existing facilities to improve their positions in an increasingly competitive marketplace.

      In 2002, sales to Alltel Supply Corporation (Alltel), North Supply Company, a subsidiary of Sprint (Sprint), and Verizon Communications Inc. (Verizon) each accounted for 10% or more of total revenues. In 2001, Sprint accounted for 10% or more of total revenues. In 2000, Sprint and Winstar Communications, Inc. (Winstar) each accounted for 10% or more of total revenues. No other customer accounted for 10% or more of total revenues in any of these periods.

Backlog

      Our backlog primarily consists of purchase orders for products, software, and services to be delivered within the next year. At December 31, 2002, 2001 and 2000, backlogs were approximately $32.2 million, $25.5 million and $40.8 million, respectively. Included in the 2000 backlog was $11.9 million in shipments made to Winstar and a value-added reseller that was not recognized in 2001 due to non-collectibility. We consider backlog to be an indicator of future sales, but not the sole predictor because our customers may cancel or defer orders without penalty. Cancellation or reduction of pending purchase orders could seriously harm our future revenues.

Sales, Marketing and Customer Support

      Our products are distributed and serviced worldwide through our direct sales force and indirectly through distributors and sales representatives.

      Our U.S. sales, marketing and customer service groups conduct activities from our corporate headquarters and regional offices in California, Kansas, Illinois, Connecticut, Florida, Texas and Virginia. Our U.S. sales personnel are dedicated to specific carriers customer accounts within our U.S. customer base. In addition to direct calls to service providers, sales to customers often involve marketing through consulting engineers retained by IOCs for engineering, specifications and installation services.

      Our international sales channels include both direct sales to end users and indirect sales through global, regional and country integrators, distributors and agents. Our international sales group consists of direct salespeople and technical, engineering and support personnel located in the U.S., Canada, Mexico, Switzerland, the U.K. and Japan.

      Our U.S. and international sales organizations receive support from our product marketing organization for product commercialization, advertising and marketing communications. Our product marketing organization is closely aligned with our customer market base to assess, capture and deliver technical value propositions, product strategy applications and technical marketing collateral.

      We maintain a customer support organization that provides our customers with high quality technical and administrative product support. We provide warranty service, post-sales technical support, and technical and operational training to our customers. We also provide technical pre-sales assistance to our sales representatives and distributors. In addition to our field technical service engineers, we rely on various third party organizations to provide post-sales support to North American customers. We provide international customer support directly or through our authorized distributors. Training courses and materials are made available to customers either through student training or train-the-trainer programs.

Research and Development

      We have research and development offices in California, Illinois, Florida and Texas. Our research and development efforts are focused on developing access network products with advanced features for global telecommunications markets. Our product family is designed as modular firmware, and modular hardware and software platforms that can be configured and adapted to particular service provider requirements. Development efforts include extensive attention to ease of installation and use by the customer. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on enhancements to our product family, such as support for video over IP applications, enhancement of DSL service cards, fiber to the home (FTTH) interfaces, soft switch interfaces, ATM switch and aggregation enhancements, RBOC specific enhancements and cost reductions. For international markets, efforts have been focused on an international standard version of the domestic feature set.

      Our industry is characterized by rapidly changing technological and market conditions that may shorten product life cycles. Our future competitive position depends partly on our ability to generate and introduce new technology and features to existing and new products. During the product development process, we invest substantial resources in products that often require extensive field testing and evaluation before their introduction to the market. We have invested substantial engineering resources in the development of custom application specific integrated circuits (ASICs) that we believe provide feature and price advantages for our products. These ASICs and the software that manages them create a core capability set that would require considerable effort to replicate.

      We expensed research and development costs of $61.7 million in 2002, $64.2 million in 2001 and $58.8 million in 2000. As a percentage of total revenues, research and development costs represented 18% in 2002, 20% in 2001 and 14% in 2000. We consider our research and development efforts vital to our future success, and we plan to continue to support the development of new products, features, and product cost reductions.

Manufacturing

      Manufacturing, system integration and testing operations are performed at our manufacturing facility in Petaluma, California. Manufacturing operations consist primarily of final product assembly and testing. We rely on a number of vendors to manufacture subassemblies to strict specifications for use in our products. Quality is monitored at each stage of the production and supply process, including the selection of component vendors, receiving, assembly, final testing, packaging and shipping. Functional, environmental and systems testing and other quality assurance-related activities are performed on the subassemblies incorporated into our product family.

      Certain components used in our products may only be available from single or limited source vendors. Some of our sole-source vendors are companies that, from time to time, allocate parts to telecommunications equipment manufacturers due to market demand for components and equipment. These vendors supply a number of our competitors as well as us.

Competition

      Our competitors range from small companies, both U.S. and international, to large, multinational corporations. Principal competitors for our core product, AccessMAX, include: Compagnie Financière Alcatel (Alcatel), Lucent Technologies Inc. (Lucent), and Marconi Communications Inc. (Marconi). Some of these competitors may have more extensive financial, marketing and technical resources than we do and enjoy superior name recognition in the market. However, we believe that we have a strong financial position and we have enhanced our name recognition and market share in the access network market during the past few years.

      We believe rapid technological change, continuing regulatory change and industry restructuring will continue to cause evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Moreover, we believe that the technological and regulatory changes will continue to attract new entrants to the market in which we compete.

Telecommunications and Technology Investments

      We have made investments in several start-up ventures specializing in advanced telecommunications technologies. In the third quarter of 2001, we made an investment in the privately-held development stage company, AccessLan. Our investment included an equity investment in AccessLan’s preferred stock and an option to acquire the company, which we exercised in March 2002.

      In 2001, we recorded a $2.3 million impairment in our investment in another development stage company. We believe macroeconomic conditions and an industry capital spending slowdown adversely affected the valuation of the company and led to the impairment. Our net investment in this company totaled $4.3 million as of December 31, 2002.

      In 1999, our investment in privately-held Cerent Corporation (Cerent) was merged with Cisco Systems, Inc. (Cisco) and was converted into approximately 10.6 million shares of Cisco common stock (adjusted for a 2-for-1 stock split). In February and May 2000, we entered into two three-year hedge contracts with Bank of America Securities, Inc. (Bank of America) for 10.1 million and 0.5 million shares of Cisco stock, respectively. The purpose of these contracts was to minimize the potential adverse market risk on the value of the Cisco shares. See Management’s Discussion and Analysis for additional information regarding this investment.

Compliance with Regulatory and Industry Standards

      Our products must comply with a significant number of voice and data regulations and standards that vary between U.S. and international markets, and vary by specific foreign markets. Standards for new services continue to evolve and we need to continue modifying our products or develop new versions to meet these standards.

      With the exception of the facility in San Jose, California that we obtained through the acquisition of AccessLan in May 2002, we have maintained our ISO 9001 certification since 1997 and our TL 9000 certification since 2000. ISO 9000 is a series of standards agreed to by the International Organization for Standardization (ISO). ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design, development, distribution and production of telecommunication equipment. We anticipate our San Jose facility will become ISO 9001 and TL 9000 certified during 2003.

      TL 9000 is a set of quality system standards specific to the telecommunications industry, based on best practice and business excellence models. It adds additional focus on customer needs, strategic planning and accountability. TL 9000 registered companies are also required to report these measurements based on customer satisfaction and the quality of the hardware and software developed by the supplier.

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

Proprietary Rights and Licenses

      We attempt to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents. One patent is currently held for our product family and eight patent applications are pending. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

Employees

      As of December 31, 2002, we had 857 employees. None of our employees are covered by collective bargaining agreements and we have never experienced a work stoppage, strike or labor dispute. Overall, we believe relations with our employees are good.

Risk Factors That Might Affect Future Operating Results and Financial Condition

      You should carefully consider the following risk factors and the other information included in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously impaired by any of the following risks. The trading price of our common stock could decline due to any of these risks and investors could lose part or all of their investment.

A number of factors could cause our operating results to fluctuate significantly and cause volatility in our stock price.

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside our control. These factors include, but are not limited to, telecommunications market conditions and general economic conditions, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix, our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, financial strength of our vendors, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

      We sell our products primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks may represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. As a result, the timing of product shipment is often difficult to forecast. A portion of our equipment is usually installed in outdoor locations, so shipments of the system can be subject to the effects of seasonality, with fewer installation projects normally scheduled during the winter months. These factors may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries can be affected by delays and reductions in planned project deployment, currency fluctuations, reductions in capital availability, priority changes in government budgets, delays in receiving government approvals, and the political environment.

      Expenditures for research and development, sales and marketing, and general and administrative functions are based in part on future business projections and are relatively fixed for the short-term. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet our business projections. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption. This could result in, among other things, higher operating expenses and lower net income.

      Volatility in the price of our common stock may occur as the result of fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community. In such event, the market price of our common stock could significantly decline. A significant market price decline could result in litigation. Litigation can be costly, lengthy and divert management’s attention and resources from our normal business operations. For a description of this type of litigation, see Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.

We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

      The telecommunications equipment market is undergoing competitive and economic changes, the full scope and nature of which are difficult to predict. We believe that technological and regulatory change will continue to attract new entrants to the access market. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This could require us to either reduce our product prices or risk losing market share. Moreover, a competitor’s customer may acquire one of our customers and shift all capital spending to our competitor, resulting in possible material reductions to our revenues and net income.

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

      Our principal established competitors include: Alcatel, Lucent and Marconi. Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing and technical resources than we do. We expect to face increased competition with our established and newly launched products, from both established and emerging competitors.

      Continued growth in the access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products and a positive regulatory environment for larger ILEC customers. The compounding effect of the current economic contraction, current regulatory uncertainty and high debt levels may result in further reductions in capital expenditures by companies in the telecommunica-

tions industry, including some of our customers. This could seriously harm our revenues, net income or cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

      Alltel, Sprint and Verizon each accounted for 10% or more of total revenues in 2002, Sprint accounted for 10% or more of total revenues in 2001, and Sprint and Winstar accounted for 10% or more of total revenues in 2000. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 56%, 44% and 49% of total revenues in 2002, 2001 and 2000, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. For example, sales to Winstar, a customer that accounted for 10% or more of total revenues in 1998, 1999 and 2000, decreased in 2001 as a result of their deteriorated financial condition and filing for protection under bankruptcy laws. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

      Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include large RBOCs, ILECs, CLECs and IOCs. Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales and result in slower payments or defaults on account by our customers. For example, in the first quarter of 2001, the financial distress and resulting bankruptcies of Winstar and a value-added reseller resulted in the non-recognition of $11.9 million of revenues and a $9.3 million increase in our allowance for doubtful accounts. In addition, the scale and complexity of providing DSL service has contributed to a substantial slowdown in service provider network build-out and resulted in decreased capital spending in the industry. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

      We are targeting Telliant to the broadband marketplace and TransMAX 1500 to the optical marketplace. Our ability to generate revenues from the Telliant and TransMAX 1500 products depend in part on the capital spending patterns of our customers, financial capabilities of our customers, customer acceptance of our new products, our ability to develop new features, and end user demand for new services provided by the Telliant and TransMAX 1500 products. The economic slowdown affecting the telecommunications industry has affected customers’ capital spending patterns for deploying new services and we cannot provide assurance as to when, or if, the trend will improve.

We may be unable to sell customer-specific inventory, resulting in lower gross profit margins and net income.

      Some of our customers have order specifications requiring us to design, purchase parts and build systems that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if we experience delays or cancellation of orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available for sale. For instance, in the fourth quarter of 2001, we recorded an $18.0 million write-down to cost of revenues for excess and obsolete inventory, some of which was customer-specific inventory. In the same period, we also recognized a $12.0 million accrual to cost of revenues for long-term purchase commitments with contract manufacturers, much of which was incurred for specific customers. In the first quarter of 2001, we increased our inventory-related reserves and accruals by $2.2 million for inventories designed in accordance with the specifications of Winstar and Tellabs, Inc. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

We must attract, retain and motivate key technical and management personnel in order to sustain or grow our business.

      Our success depends in large part on our ability to attract and retain key technical and management personnel. Despite the economic slowdown, competition for some specific skill sets remains intense. The process of identifying and attracting key employees is often a lengthy and costly process. Our key employees generally do not have employment agreements nor do we carry key-person life insurance on them. There can be no assurance that we will succeed in retaining our existing and future key employees. We expect continued challenges in recruiting, assimilating, motivating and retaining the key technical and management personnel necessary to effectively manage our operations.

     Recent and future acquisitions may compromise our operations and financial results.

      We may pursue acquisitions of complementary companies, products and technologies, as part of our efforts to enhance our existing products, introduce new products and fulfill changing customer requirements. Acquisitions could adversely affect our operating results in the short-term as a result of dilutive issuances of equity securities and the incurrence of additional debt. Goodwill arising from acquisitions may result in significant impairment write-downs charged to our operating results in one or more future periods. We currently have $56.1 million in goodwill related to the acquisition of AccessLan in the second quarter of 2002. We have limited experience in acquiring and integrating companies. Acquisitions involve numerous risks, including disruption to our business, exposure to unknown liabilities of acquired companies, and failure to successfully integrate the operations, products, technologies or personnel of the acquired company. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition and results of operations. All of these risks and uncertainties are relevant to our acquisition of AccessLan.

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

      Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may also vary within specific foreign markets. We also need to continue to ensure that our products are easily integrated with various telecommunications systems. Standards for new services continue to evolve, requiring us to continuously modify our products or develop new versions to meet new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. If our systems fail to timely comply with evolving standards in U.S. and international markets, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, our ability to sell our products would be impaired. We could thereby experience, among other things, customer contract penalties, delayed or lost customer orders, decreased revenues and reduced net income.

      With the exception of the facility in San Jose, California that we obtained through the acquisition of AccessLan in May 2002, we have maintained compliance with ISO 9001 since we were first certified in 1997 and TL9000 since we were first certified for hardware, software and services in 2000. There can be no assurance that we will maintain these certifications. The failure to maintain either of these certifications may adversely impair the competitiveness of our products.

      Congress passed the 1996 Telecommunications Act imposing additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing of services, and may affect the deployment of future services. These changes have also caused greater consolidation in the telecommunications industry, which could result in, among other things, disruption of our existing customer relationships, delays or loss of customer orders, decreased revenues and lower net income. Regulatory issues stemming from the Act involve challenges to the FCC’s authority to implement regulations and methods for DSL service rate setting. It is uncertain when these issues will be resolved. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

We face risks associated with international markets and distribution channels.

      International sales constituted 14% of our total revenues in 2002, 14% in 2001 and 11% in 2000. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

      We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors or entities successful at penetrating international markets. We closed several sales and representative offices in Asia and Europe during the past year. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S. There can be no assurances that our third party distributors or sales representatives will provide the support and effort necessary to effectively service our international markets. Historically, our gross profit margins have, in some cases, been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels could reduce our overall gross profit margin and net income.

      Sales activities in foreign countries may subject us to taxation in those countries. Although we have attempted to minimize our exposure to taxation in foreign countries, any income or other taxes imposed may increase our overall effective tax rate, thereby adversely impacting our competitiveness in those countries. Moreover, we currently intend that any earnings of our foreign subsidiaries remain permanently invested in these entities to facilitate the potential expansion of our business. Our cash flows could be adversely affected to the extent that these earnings are actually or deemed repatriated, resulting in the imposition of additional U.S. federal and state income taxes.

      We must comply with various country-specific standards and regulations to compete in international markets. Our product family may be incompatible with the legacy infrastructure of some international markets. This could impair our ability to sell our product family into certain countries. If our existing international customers adopt network standards incompatible with those supported by our products, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets. This could result in, among other things, delays or loss of customer orders, decreased revenues and lower net income.

      In addition to the business, tax and regulatory risks of international markets, there are also economic and political risks that may impact our international sales. An example of these risks could be our inability to collect receivables from customers due to currency exchange controls imposed as a result of a country’s economic collapse, as is currently the case in Venezuela. Another example could be a loss of customers due to terrorism or war. These problems would decrease our revenues and lower our net income.

We may be unable to secure necessary components and support because we depend upon a limited number of third party manufacturers and support organizations, and in some cases we rely upon sole or limited source suppliers.

      Our growth and ability to meet customer demands are also dependent on our ability to obtain timely deliveries of components from our suppliers. We currently purchase certain key components used in our products from sole or limited source vendors. These components include our proprietary ASICs, codec components and certain surface mount technology components. Most of our component purchases are on a purchase order basis without guaranteed supply arrangements. Some of our sole and limited source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us because many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. Although we believe that there are alternative sources for these components, in the event of a disruption in supply we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled product deliveries to our customers and increase our expenses. This could materially adversely affect our business, gross profit margin and net income.

      We have long-term purchase agreements with certain contract manufacturers (CMs), which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to purchase such parts in accordance with agreed upon lead times. While the agreements do not obligate us to purchase any specified minimum volume, we provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could materially adversely affect our business, gross profit margin and net income.

      In addition to the above situations, CMs produce products for other companies. We cannot be assured that they will always allocate sufficient internal resources to timely complete our orders in accordance with our quality standards. Qualifying a new CM is costly and time consuming and could result in significant interruptions in the supply of our products. This risk is further intensified as customers increasingly demand shorter delivery timeframes. During 2002, we transitioned some of our contract manufacturing to a new CM.

Our failure to develop and introduce new products that meet changing customer requirements and address technological advances would limit our future revenues.

      New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, or if we experience delays in product development, market acceptance of our products may be significantly reduced or delayed. The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable.

      Our success will depend upon our ability to enhance our product family through the timely development of new technology, and the development and introduction of new products or new product feature enhancements. We, or our competitors, may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of our product family, causing customers to defer purchases of our equipment. The competitiveness of our product could be impaired if we fail to respond to technological advances in the telecommunications industry on a cost-effective and timely basis.

Our products are complex and may contain undetected errors that could result in significant unexpected expenses.

      Our products are complex and despite extensive testing, may contain undetected defects, errors or failures that may only become apparent after products are shipped, product features are introduced or as new versions are released. The occurrence of any defects, errors or failures could result in delays or cancellation of orders, product returns, warranty costs or legal actions by our customers or our customers’ end-users. Any of these problems could materially adversely affect our business, revenues, gross profit margin and net income.

Our revenues are generated primarily through sales of the AccessMax family of products and a decline in demand for these products would result in decreased revenues and net income.

      Substantially all of our revenue is derived from our AccessMAX product family. Any decrease in market demand for AccessMAX products could result in decreased revenues and lower net income. Factors that could affect demand for our products include price competition, technological change and new product introductions or announcements by our competitors.

Failure or inability to protect our intellectual property would adversely affect our ability to compete, which could result in decreased revenues.

      We seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents. We currently hold one patent for our product family, and eight patent applications are pending. However, these applications may not result in issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of resources, while not guaranteeing a successful result.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.

      We expect to continue being subject to infringement claims and other intellectual property disputes. We have been subject to several intellectual property disputes in the past. In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be expensive, lengthy and disrupt management’s attention and detract resources from normal business operations. Adverse determinations could result in the loss of our proprietary rights, or prevent us from manufacturing or selling our products. It may also subject us to significant liabilities and require that we seek licenses from third parties. In such case, we cannot be assured that licenses will be available on commercially reasonable terms, if at all, from any third party that asserts intellectual property claims against us. Any inability to obtain third party licenses required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously impair our competitiveness.

Tax authorities may challenge our request for a refund of taxes on the gain from the hedge contract on our Cisco stock.

      We acquired approximately 10.6 million shares of Cisco stock as a result of our investment in privately-held Cerent, which was merged with Cisco in 1999. In February 2000, we entered into a hedge contract, economically equivalent to a costless collar arrangement, to reduce our risk with respect to this position. In February 2003, our hedge contract with respect to the 10.1 million Cisco shares we own matured, and we received cash proceeds of $656.2 million. A second hedge contract covering approximately 0.5 million Cisco shares matures in May 2003. We expect to receive total cash proceeds of approximately $690 million for settlement of these hedge contracts in February and May 2003. We delivered newly borrowed Cisco shares in settlement of the hedge contract that matured in February 2003. We plan to do the same with respect to the hedge contract that matures in May 2003. By using borrowed shares rather than the existing Cisco shares we own, we believe that under current tax law we are presently obligated to pay taxes only on the excess of the fair market value of Cisco stock on the date of the settlement over our tax basis in the stock. We believe that the payment of taxes on the gain attributable to the hedge contract will be deferred until we settle the new Cisco stock loans. We intend to maintain these loans for an extended period, although there is no assurance that we will be able to do so.

      Our position with respect to deferral of the tax on the gain related to the hedge contracts may be challenged by the tax authorities. Accordingly, in 2003 we will pay an estimated $265 million in federal and state taxes on the full amount of the gain on both the Cisco stock and the hedge contracts in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. On our December 31, 2002 consolidated balance sheet, we accounted for the tax liability on the gain from the Cisco stock and hedge contracts based on the value of these financial instruments at that time and the applicable statutory tax rates. We intend to seek a refund of approximately $210 million which will represent the amount of taxes paid on the portion of the gain that we believe is subject to deferral. There is no assurance as to the timing or amount of any refund, and we will incur modest costs in pursuing this course of action. Final resolution of this matter may take several years. Should we receive the requested refund, the additional cash would be invested for the benefit of stockholders. Because we will have borrowed the same number of Cisco shares as we own, upon completion of the transactions, we will not have any exposure to changes in the per share price for Cisco stock.

Item 2.     Properties

      We lease five buildings in Petaluma, California. Three of these buildings house our principal executive offices, administrative, sales, marketing, product development, manufacturing and distribution functions. The remaining two buildings are subleased to non-affiliated entities. In addition to our Petaluma facilities, we lease properties in San Jose, California (research and development), Miramar, Florida (research and development), Richardson, Texas (sales, technical assistance, and research and development), Buffalo Grove, Illinois (research and development), Orange, Connecticut (technical assistance), Largo, Florida, and several other locations for sales and technical assistance. The Largo facility is subleased to a non-affiliated entity. Internationally, we occupy leased offices for sales and sales support functions in: Fribourg, Switzerland; Mexico City, Mexico; and Redding, U.K.

      We utilized approximately 58% of our total available space as of March 10, 2003. We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet the anticipated level of operations in 2003. In addition, we believe that appropriate additional facilities will be available to accommodate growth as needed.

Item 3.     Legal Proceedings

      Securities Litigation. Between July 2, 1998 and August 17, 1998, various class action lawsuits were filed in the U.S. District Court for the Northern District of California against AFC and certain of our current and former officers and directors (defendants). On November 2, 1998, the court consolidated these lawsuits and a Consolidated Amended Class Action Complaint was served on January 27, 1999. In addition, on November 2,

1998, this consolidated class action was coordinated with two individual actions filed by the State Board of Administration of Florida and by an individual, John Earnest. These three complaints alleged various federal and state securities law violations for the period March 25, 1997 through and including June 30, 1998, and sought an unspecified amount of damages.

      In June 2002, we reached an agreement to settle the consolidated securities class actions. On September 30, 2002, the court entered an order preliminarily approving the settlement and approving the form and manner of notice to class members. On November 18, 2002, after a hearing on the matter, the court entered a final judgment and order of dismissal with prejudice of these consolidated securities class actions.

      The total amount of the settlement was $20.0 million. In connection with the settlement, we recorded a $2.9 million charge to operating expenses to cover the portion of the settlement that we did not expect to be funded by insurance. The balance of the settlement amount was funded by insurance proceeds.

      Under the terms of the settlement, there was no finding of wrongdoing on the part of any of the defendants or any other finding that the claims alleged have merit. The defendants have denied, and continue to deny, the truth of the allegations in the litigation and all liability, fault or wrongdoing of any kind.

      The settlement did not include the plaintiffs in the two individual non-class actions who filed requests to be excluded from the class. On December 31, 2002, we settled these two individual non-class actions. The total amount of the settlement was $1.5 million. We recorded a $1.5 million charge to fourth quarter 2002 operating expense because we currently do not expect the amount to be funded by insurance.

      Under the terms of this later settlement, there was no finding of wrongdoing on the part of any of the defendants or any other finding that the claims alleged have merit. The defendants have denied, and continue to deny, the truth of the allegations in the litigation and all liability, fault or wrongdoing of any kind.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market, or Nasdaq, under the symbol AFCI. Our common stock price is listed daily in The Wall Street Journal and other publications by the abbreviation AdvFibComm.

      The following table lists the high and low closing sales prices of our common stock as reported by Nasdaq for each quarterly period of the two most recent fiscal years:

2002:	High	Low

First Quarter (through March 30)	$19.73	$15.20
Second Quarter (through June 29)	20.18	15.30
Third Quarter (through September 28)	19.30	12.68
Fourth Quarter (through December 28)	18.18	12.82

2001:	High	Low

First Quarter (through March 31)	$24.94	$14.31
Second Quarter (through June 30)	24.04	11.94
Third Quarter (through September 29)	27.90	14.58
Fourth Quarter (through December 29)	22.47	14.26

      On March 10, 2003, the last reported sale price of our common stock on Nasdaq was $15.01 per share. As of March 10, 2003, there were approximately 411 record holders, most of which are brokerage firms, holding our common stock.

Dividend Policy

      We have never declared or paid cash dividends on our capital stock. We are currently monitoring proposed tax legislation, including the elimination of double taxation on dividends. If double taxation on dividends is eliminated, we may consider the commencement of dividend payments.

Issuance of Unregistered Securities

      None.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be		Equity Compensation
	Issued upon Exercise of	Weighted-Average	Plans [Excluding Securities
	Outstanding Options(1)	Exercise Price of	Reflected in Column (a)]
	(in thousands)	Outstanding Options	(in thousands)
PLAN CATEGORY	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	15,352	$21.21	1,378

Equity Compensation Plans not Approved by Security Holders	650	0.05	—

Balance as of December 31, 2002	16,002	$20.35	1,378

(1)	Equity compensation plans not approved by security holders consists of options assumed in connection with the AccessLan acquisition completed on May 13, 2002.

      See Note 8 of the “Notes to Consolidated Financial Statements” for information regarding the material features of the above plans. Each of the above plans provide that the number of shares with respect to which options may be granted and the number of shares of common stock subject to an outstanding option shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend. Such an event will result in the purchase price per share of outstanding options being proportionately adjusted as well.

Other Information

      Trading Plans. Our Chairman, President and Chief Executive Officer, John Schofield, and our Chief Financial Officer, Keith Pratt, have each established a written plan in accordance with Securities and Exchange Commission Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Mr. Schofield and Mr. Pratt established the plans to diversify their investment portfolios while avoiding conflict of interest or the appearance of any such conflict that might arise from their positions with AFC.

      Mr. Schofield has informed us that he intends to sell in the public market 1,500 shares of stock per month either through option exercises or stock already owned, subject to certain contingencies relating to continuation of employment and prevailing stock price. His current plan runs from January 1, 2003 through December 31, 2003.

      Mr. Pratt has informed us that he intends to exercise options covering up to 15,000 shares of stock per quarter and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. His current plan runs from January 1, 2003 through December 31, 2003.

Item 6.     Selected Consolidated Financial Data

      The information required by this item is set forth in our 2002 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.1.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is set forth in our 2002 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is set forth in our 2002 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.2.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is set forth in our 2002 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibit 13.3.

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

Name	Age	Position

Executive Officers
John A. Schofield	54	Chairman of the Board, President & Chief Executive Officer
Keith E. Pratt	40	Chief Financial Officer & Senior Vice President, Finance and Administration
R. Leon Blackburn	57	Vice President & Corporate Controller
Jack L. Ermey	57	Vice President, Global Sales

Key Employees
Charles C. Geiger	38	Vice President, Marketing, Product Management & Customer Service
Amy M. Paul	34	Vice President, General Counsel and Corporate Secretary
Victoria L. Perrault	49	Vice President, Administrative Services
Jeffrey S. Rosen	39	Vice President, Operations
E. James Sackman	42	Vice President & Chief Technology Officer
Doak K. Smailer	45	Vice President, Quality, Customer Service & Information Technology
Jorge A. Valdes	41	Vice President, Engineering

Outside Directors
Ruann F. Ernst(1)(3)(4)	56	Director
Clifford H. Higgerson(2)	63	Director
William L. Keever(1)(2)(4)	57	Director
Martin R. Klitten(1)(4)	58	Director
Dan Rasdal(1)(3)	69	Director
Alex Sozonoff(2)(3)	64	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Governance Committee

     John A. Schofield, Chairman of the Board, President & Chief Executive Officer

      John Schofield, who has over 30 years of general management, sales, marketing, operations and engineering experience in the global data and telecommunications industry, was elected to serve as Advanced Fibre Communications’ Chairman of the Board in October 2001. Mr. Schofield joined AFC in March 1999 as President and Chief Executive Officer and was appointed to the board of directors in May 1999.

      From 1995 to 1999, Mr. Schofield held several senior management positions with ADC Telecommunications, Inc., including President of the Integrated Solutions Group, which provided turnkey system solutions to telecommunications providers such as regional Bell operating companies, competitive access providers, interexchange carriers, and competitive local exchange carriers. Prior to joining ADC, Mr. Schofield was Senior Vice President of Sales and Marketing for Telex Communications, Inc., a leading manufacturer of professional audio, broadcast communication, tape duplication, multimedia, aviation RF and hearing instrument products marketed throughout the U.S. and in more than 100 countries. Mr. Schofield, who received his bachelor’s degree in electrical engineering from NSW Institute of Technology (Sydney, Australia), is also a director of Integrated Device Technology, Inc.

     Keith E. Pratt, Chief Financial Officer & Senior Vice President, Finance and Administration

      Keith Pratt joined AFC in September 1997 as Director of Corporate Development and served in this position until his promotion in 1999. Mr. Pratt was promoted to Vice President, Chief Financial Officer and Assistant Secretary in 1999. In January 2001, he was promoted to Senior Vice President. Prior to joining AFC, Mr. Pratt was Director of the Strategy and Business Development Group at Pacific Telesis. Prior to Pacific Telesis, he served as a Senior Associate at Booz, Allen & Hamilton. Mr. Pratt received his bachelor’s degree in engineering from the University of Cambridge (England) and his M.B.A. from Stanford University (California).

     R. Leon Blackburn, Vice President & Corporate Controller

      Leon Blackburn joined Advanced Fibre Communications in September 2000, bringing more than 25 years of telecommunications experience to his current position at AFC. Prior to joining the Company, Mr. Blackburn served as Assistant Controller at AirTouch Communications, a wireless communications company acquired by United Kingdom-based Vodafone in 1999. Prior to working for AirTouch, Mr. Blackburn served as Director of Finance for Pacific Telesis. He received his bachelor’s degree in business administration, with an emphasis in finance and accounting, from San Francisco State University. Mr. Blackburn also holds an M.B.A. from Saint Mary’s College of California.

     Jack L. Ermey, Vice President, Global Sales

      Jack Ermey joined Advanced Fibre Communications in January 2000 as the Company’s Regional Vice President, National Local Exchange Carrier Sales. Mr. Ermey was promoted to Vice President, National Carriers, in November 2001, and to his current position of Vice President, Global Sales, in January 2003. Prior to joining AFC, Mr. Ermey worked for a number of telecommunications equipment companies, including Alcatel, DSC Communications, and AT&T Network Systems. He has held a number of sales management positions at these companies, and has been responsible for sales strategy to some of the nation’s largest and most innovative telephone companies, including ALLTEL, GTE, Sprint, Verizon, as well as independent operating companies and local rural exchange carriers. He received his bachelor’s degree from the University of Redlands (California). Mr. Ermey served in the United States Air Force from 1965 through 1969 and is a Vietnam War Veteran.

     Charles C. Geiger, Vice President, Marketing, Product Management & Customer Service

      Charles “Corey” Geiger has been with Advanced Fibre Communications since November 1998, supporting the Company in a number of senior executive positions. Prior to joining AFC, Mr. Geiger served as a Senior Director of Marketing and Sales in DSC Communications’ European Operations. From 1986 until 1996, he held several professional and managerial positions at Bell Laboratories and at the former AT&T Network Systems (now Lucent Technologies). Mr. Geiger is a graduate of the Georgia Institute of Technology where he received his bachelor’s and master’s degrees in electrical engineering.

     Amy M. Paul, Vice President, General Counsel & Corporate Secretary

      Amy Paul joined Advanced Fibre Communications in December 1995, and has served as the Company’s Vice President, General Counsel and Corporate Secretary, since February 1999. Ms. Paul is responsible for overseeing all of the Company’s legal affairs, as well as serving as compliance officer and secretary to AFC’s board of directors. Previously, Ms. Paul served as AFC’s Director of Contracts and Legal Affairs. Prior to joining the Company, Ms. Paul served as an associate in the business and technology group at San Francisco-based Brobeck, Phleger & Harrison. Ms. Paul received her bachelor’s degree from University of California at Los Angeles and a juris doctorate degree, cum laude, from the University of San Diego (California).

     Victoria L. Perrault, Vice President, Administrative Services

      Victoria Perrault joined Advanced Fibre Communications in March 1996. She served as the Director, Human Resources, from August 1999 until December 1999, when she was promoted to Vice President, Administrative Services. Prior to joining AFC, Ms. Perrault was the Director of Human Resources for the advanced products division at Aegon USA. Ms. Perrault received her bachelor’s degree from the University of California at Berkeley and a juris doctorate from the University of California, Hastings College of Law. She is also certified as a senior human resource professional.

     Jeffrey S. Rosen, Vice President, Operations

      Jeff Rosen joined Advanced Fibre Communications in March 2000, bringing more than 15 years of manufacturing and supply chain experience to his position at AFC. Prior to joining the Company, Mr. Rosen served as a Director at Solectron Corporation in various operations and supply chain management roles. Previous to working at Solectron, Mr. Rosen was a Senior Associate at Booz, Allen & Hamilton. From 1985 to 1991, Mr. Rosen held several manufacturing positions at Raytheon and Teradyne. He is a graduate of Tufts University (Massachusetts), with a bachelor’s degree in mechanical engineering. Mr. Rosen received his M.B.A. from Yale University (Connecticut).

     E. James Sackman, Vice President & Chief Technical Officer

      Jim Sackman joined Advanced Fibre Communications in April 1997 and serves as Vice President and Chief Technical Officer. Mr. Sackman is a recognized industry expert in the access space for narrowband, broadband and fiber-optic systems. Previously, Mr. Sackman held various engineering positions at AFC, including spearheading the development of the first digital loop carrier-based ADSL line card in March of 1999. Prior to joining AFC, he spent 12 years at Racal-Datacom, where his positions included Engineering Director for Remote Access Server products and ATM Systems Architect. Mr. Sackman also held positions at Siemen’s Information Systems, Modular Computer and Fairchild Test Systems. He received his bachelor’s degree in computer engineering from the Rochester Institute of Technology (New York), and holds four U.S. patents in the areas of ATM switching and system timing. Mr. Sackman has also been a deputy approvals liaison engineer for the BABT.

     Doak K. Smailer, Vice President, Quality, Customer Service & Information Technology

      Doak Smailer joined Advanced Fibre Communications in November 1998 as Director, Domestic Quality. Promoted to his present position in September 2002, Mr. Smailer serves as the Company’s Vice President, Quality, Customer Service and Information Technology. Prior to joining AFC, Mr. Smailer was Director, Corporate Quality, for DSC Communications. Mr. Smailer received his bachelor’s degree in science from the United States Military Academy at West Point (New York) and holds an M.B.A. from Southern Methodist University (Dallas, Texas).

     Jorge A. Valdes, Vice President, Engineering

      Jorge Valdes joined Advanced Fibre Communications in March 1998 as Engineering Director for AFC’s Miramar, Florida office. Mr. Valdes, who was promoted to Vice President, Engineering, in July 1999, currently has responsibility for all development engineering centers, including AFC’s offices in Petaluma,

California; San Jose, California; Miramar, Florida; Buffalo Grove, Illinois; and Richardson, Texas. In his role as Vice President, he has led the development effort to add broadband capability to AFC’s AccessMAX product line. Mr. Valdes also serves as the executive sponsor for AFC’s Telliant product line and the Company’s IPTV (internet protocol television) solutions. He is key in AFC’s strategic initiative to support service providers’ efforts to develop the “triple play” — voice, video and data.

      From 1985 until he joined AFC, Mr. Valdes held positions at Racal-Datacom in engineering management, product development and product management. He was system architect and project development lead of the Excalibur DAP product line, which achieved number one market share in the DDS marketplace. Mr. Valdes holds two U.S. patents in communications. He received his bachelor’s degree in electrical engineering and M.B.A. from the University of Miami (Florida).

      Ruann F. Ernst has served as a Director since 1998. From June 1998 through January 2002, Dr. Ernst served as Chief Executive Officer of an e-business delivery network, Digital Island, Inc., a Cable & Wireless company. Dr. Ernst was Chairperson of the Board of Digital Island from December 1999 through July 2001 when the company was acquired by Cable & Wireless, Plc. From 1988 through 1998, Dr. Ernst worked for Hewlett Packard Company, an electronics equipment and computer company, in various management positions, most recently as General Manager, Financial Services Business Unit. Dr. Ernst is also a director of Sphinx International Inc., and one private and one not-for-profit company.

      Clifford H. Higgerson has served as a Director since 1993. Mr. Higgerson has served as a general partner of ComVentures, a venture capital firm, since 1987 and as a general partner of Vanguard Venture Partners, a venture capital firm since July 1991. Mr. Higgerson is also a director of Tut Systems, Inc. and six private companies.

      William L. Keever was elected to our board in June 2001. Mr. Keever is the Chief Executive Officer of Vodafone Asia Region, a wireless telecommunications company. Mr. Keever was President of Vodafone Americas Asia Region from 2000 until January 2002 when he was promoted to Regional Chief Executive Officer. From 1999 to 2000, Mr. Keever was Executive Vice President, Network and Systems Operations for AirTouch Cellular. From 1998 to 1999, Mr. Keever was President of AirTouch International and from 1997 to 1998 he was Executive Vice President, German Operations for AirTouch Communications, Inc. Mr. Keever is also a director of Japan Telecom, Japan Telecom Limited and J-Phone.

      Martin R. Klitten was elected to our board in October 2001. Mr. Klitten was Executive Vice President for Chevron Corporation from August 2000 to September 2001, when he retired. From 1989 through August 2000, Mr. Klitten served as Chevron’s Vice President of Finance and Chief Financial Officer.

      Dan Rasdal has served as a Director since 1993. Mr. Rasdal served as a director of Symmetricom, Inc., a telecommunications company, from 1985 to 2000. From 1985 to July 1998, Mr. Rasdal was Chairman of the Board, President and Chief Executive Officer of Symmetricom. Mr. Rasdal is also a director of Celeritek, Inc.

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

      Our bylaws call for a board of directors composed of a minimum of seven directors and a maximum of nine; the number of directors, which shall constitute the whole board of directors, is fixed from time to time by resolution of the board of directors. The office terms of the board of directors are divided into three classes:

•	Clifford H. Higgerson, William L. Keever, and Alex Sozonoff are Class I Directors, and their terms will expire at the annual meeting of stockholders in 2003.

•	Ruann F. Ernst and John A. Schofield are Class II Directors, and their terms will expire at the annual meeting of stockholders to be held in 2004.

•	Martin R. Klitten and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of stockholders to be held in 2005.

      At each annual meeting of stockholders, the newly elected directors’ terms begin on the date of election and qualification, and continue for three years through the third annual meeting following election. Terms may differ in the case where a director resigns, is removed from office, or until the time when a successor director is elected and qualified.

      Directorships are distributed equally among the three classes so that, as nearly as possible, each class is equally weighted and represented.

Section 16(a) Beneficial Ownership Reporting Compliance

      Directors, executive officers and individuals owning more than ten percent of our common stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 2002, and based also on written representations from those persons we believe that there was compliance with Section 16(a) filing requirements for 2002.

Item 11.	Executive Compensation

      The information required by this item is set forth in our 2003 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is set forth in our 2003 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is set forth in our 2003 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 14.     Controls and Procedures

      Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of AFC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AFC’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that AFC’s disclosure controls and procedures are effective to ensure that information required to be disclosed by AFC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of that evaluation, there were no significant changes to AFC’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K or which are incorporated herein by reference:

          1. Financial Statements:

         As of December 31, 2002 and 2001:

—	Consolidated Balance Sheets

         For the Years Ended December 31, 2002, 2001 and 2000:

—	Consolidated Statements of Income

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income

—	Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

         Independent Auditors’ Report

         Quarterly Results of Operations (Unaudited)

          2. Financial Statement Schedule:

—	Schedule II — Valuation and Qualifying Accounts

      All other financial statements and financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3(a). Exhibits:

Exhibit
Number		Document Description

3.3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant.(2)
3.3.2		Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
3.5		Amended and Restated Bylaws of the Registrant.(9)
3.6		Second Amended and Restated Bylaws of the Registrant.
4.1		Specimen Certificate of Common Stock.(1)
4.3		Certificate of Incorporation of the Registrant (included in Exhibit 3.3.1).
4.4		Rights Agreement dated as of May 13, 1998 between the Registrant and BankBoston, N.A.(4)
4.5		Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A.(5)
10.10		Compensation Agreement dated March 23, 1999 between the Registrant and John A. Schofield.(6)
10.11		Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994 between Advanced Fibre Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.(1)†
10.15		Redwood Business Park Net Lease dated June 3, 1996 between the Registrant and G & W/Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court.(1)
10.17		Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.(1)
10.18		The Registrant’s 1993 Stock Option/ Stock Issuance Plan, as amended (1993 Plan).(1)
10.19		Form of Stock Option Agreement pertaining to the 1993 Plan.(1)
10.20		Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.(1)
10.21		Form of Stock Purchase Agreement pertaining to the 1993 Plan.(1)
10.22		The Registrant’s 1996 Stock Incentive Plan (1996 Plan).(1)
10.23		Form of Stock Option Agreement pertaining to the 1996 Plan.(1)
10.23.	1	Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.(1)
10.24		Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.(1)
10.24.	1	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.(1)
10.25		Form of Stock Issuance Agreement pertaining to the 1996 Plan.(1)
10.26		The Registrant’s Employee Stock Purchase Plan.(1)
10.31		Cypress Center Net Lease dated October 9, 1997 between the Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(3)
10.33		Redwood Business Park Net Lease dated September 22, 1999 between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North.(7)
10.35		Master Stock Purchase Agreement and Pledge Agreement Specialized Term Appreciation Retention Sale (STARS) dated February 9, 2000 between the Registrant and Bank of America, N.A.(8)
13.1		Five-Year Summary of Selected Consolidated Financial Data from the 2002 Annual Report to Stockholders.
13.2		Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2002 Annual Report to Stockholders.
13.3		Financial Statements and Supplementary Data from the 2002 Annual Report to Stockholders.
21.1		Subsidiaries of the Registrant.(1)
23.1		Report on Schedule and Consent of KPMG LLP.
24.1		Power of Attorney.

Exhibit
Number	Document Description

99.1	Certification.
99.2	Certification.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 1999, filed with the Securities and Exchange Commission on November 8, 1999.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002.

†	Portions of this Exhibit have been granted Confidential Treatment.

3(b). Reports on Form 8-K:

      Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2002. The Company announced that it would be making an adjustment to its previously reported financial results for 2001 and the first two quarters of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOHN A. SCHOFIELD

John A. Schofield
President and Chief Executive Officer

Date: March 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. SCHOFIELD John A. Schofield	Chairman of the Board	March 18, 2003

/s/ RUANN F. ERNST Ruann F. Ernst	Director	March 18, 2003

/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	March 18, 2003

/s/ WILLIAM L. KEEVER William L. Keever	Director	March 18, 2003

/s/ MARTIN R. KLITTEN Martin R. Klitten	Director	March 18, 2003

/s/ DAN RASDAL Dan Rasdal	Director	March 18, 2003

/s/ ALEX SOZONOFF Alex Sozonoff	Director	March 18, 2003

/s/ KEITH E. PRATT Keith E. Pratt	Chief Financial Officer & Senior Vice President, Finance and Administration (Duly Authorized Signatory and Principal Financial Officer)	March 18, 2003

/s/ R. LEON BLACKBURN R. Leon Blackburn	Vice President & Corporate Controller (Duly Authorized Signatory and Principal Accounting Officer)	March 18, 2003

ADVANCED FIBRE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		ADDITIONS

	Balance at	Charged to	Charged to	Deductions	Balance at
Allowance for	beginning	costs and	other	from	end of
doubtful accounts	of period	expenses	accounts	allowance	period

Year ending December 31, 2000	1,882	600	—	(534)	1,948
Year ending December 31, 2001	1,948	10,261	58	(11,315)	952
Year ending December 31, 2002	952	850	—	(983)	819

		ADDITIONS

	Balance at	Charged to	Charged to	Deductions	Balance at
Reserve for inventories and	beginning	costs and	other	from	end of
purchase commitments	of period	expenses	accounts	reserve	period

Year ending December 31, 2000	8,008	10,150	635	(2,905)	15,888
Year ending December 31, 2001	15,888	38,906	(329)	(4,616)	49,849
Year ending December 31, 2002	49,849	1,546	(390)	(25,106)	25,899

		ADDITIONS

	Balance at	Charged to	Charged to	Deductions	Balance at
Allowance for	beginning	costs and	other	from	end of
customer returns	of period	expenses	accounts	reserve	period

Year ending December 31, 2000	777	945	—	—	1,722
Year ending December 31, 2001	1,722	(1,171)	—	—	551
Year ending December 31, 2002	551	106	—	—	657

		ADDITIONS

	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning	costs and	other	from	end of
Warranty reserve	of period	expenses	accounts	reserve	period

Year ending December 31, 2000	8,898	10,100	(1,111)	(6,290)	11,597
Year ending December 31, 2001	11,597	9,307	—	(8,265)	12,639
Year ending December 31, 2002	12,639	10,468	—	(8,010)	15,097

ADVANCED FIBRE COMMUNICATIONS, INC.

Index to exhibits filed with this Annual Report on Form 10-K:

Exhibit
Number	Document Description

3.6	Second Amended and Restated Bylaws of the Registrant.
13.1	Five-Year Summary of Selected Consolidated Financial Data from the 2002 Annual Report to Stockholders.
13.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2002 Annual Report to Stockholders.
13.3	Financial Statements and Supplementary Data from the 2002 Annual Report to Stockholders.
23.1	Report on Schedule and Consent of KPMG LLP.
24.1	Power of Attorney.
99.1	Certification.
99.2	Certification.