Form 10-Q
period 2003-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2003-05-08
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 68-0277743

1465 North McDowell Boulevard
Petaluma, California 94954

Telephone: (707) 794-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

At May 2, 2003, there were 85,034,144 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Page

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$80,452	$80,264
Cost of revenues	40,853	42,662

Gross profit	39,599	37,602

Operating expenses:
Research and development	15,944	13,242
Sales and marketing	9,776	11,412
General and administrative	5,940	6,488
Amortization of acquired intangibles	793	—

Total operating expenses	32,453	31,142

Operating income	7,146	6,460
Other income (expense):
Unrealized gain on Cisco investment	1,356	2,460
Interest income	2,551	2,127
Equity in losses of investee	—	(776)
Other	40	(21)

Total other income, net	3,947	3,790

Income before income taxes	11,093	10,250
Income taxes	2,773	3,280

Net income	$8,320	$6,970

Basic net income per share	$0.10	$0.08

Shares used in basic per share computations	84,901	82,354

Diluted net income per share	$0.10	$0.08

Shares used in diluted per share computations	86,174	83,932

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$522,511	$94,754
Cisco marketable securities and related hedge contracts	166,640	688,840
Other marketable securities	452,642	213,030
Accounts receivable, less allowances of $703 and $819, respectively	58,373	41,381
Inventories, net	23,201	30,553
Other current assets	15,854	26,667

Total current assets	1,239,221	1,095,225
Property and equipment, net	49,569	51,076
Goodwill	55,883	56,119
Other acquired intangible assets, net	5,314	5,675
Other assets	25,597	25,555

Total assets	$1,375,584	$1,233,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,496	$7,503
Accrued liabilities	38,121	47,384
Cisco securities loan payable	132,611	—
Current taxes payable	254,977	33,875
Deferred tax liabilities	—	221,673

Total current liabilities	436,205	310,435
Long-term liabilities	4,307	4,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,022,529 shares issued and 85,011,729 shares outstanding in 2003, 84,386,969 shares issued and 84,376,169 shares outstanding in 2002	850	844
Additional paid-in capital	344,515	336,542
Deferred compensation	(402)	(833)
Accumulated other comprehensive income	1,433	1,880
Retained earnings	588,815	580,495
Treasury stock, 10,800 shares	(139)	(139)

Total stockholders’ equity	935,072	918,789

Total liabilities and stockholders’ equity	$1,375,584	$1,233,650

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$8,320	$6,970
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(226,719)	1,109
Current income taxes	221,102	1,484
Depreciation and amortization	5,310	4,110
Tax benefit from option exercises	1,947	347
Unrealized gain on Cisco investment	(1,356)	(2,460)
Allowance for doubtful accounts	150	400
Equity in losses of investee, net of tax	—	528
Other non-cash adjustments	(2)	328
Changes in operating assets and liabilities:
Accounts receivable	(17,142)	(7,523)
Inventories	7,352	6,164
Other current assets	15,859	14,225
Other assets	(122)	1,145
Accounts payable	2,993	1,625
Accrued and other liabilities	(9,382)	(1,094)

Net cash provided by operating activities	8,310	27,358

Cash flows from investing activities:
Settlement of Cisco hedge contract	656,167	—
Purchases of marketable securities	(422,292)	(197,671)
Sales of marketable securities	160,517	139,313
Maturities of marketable securities	21,784	119,359
Purchases of property and equipment, net of disposals	(2,761)	(1,747)

Net cash provided by investing activities	413,415	59,254

Cash flows from financing activities:
Proceeds from common stock issuances	6,032	3,688

Net cash provided by financing activities	6,032	3,688

Increase in cash and cash equivalents	427,757	90,300
Cash and cash equivalents, beginning of period	94,754	39,528

Cash and cash equivalents, end of period	$522,511	$129,828

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 AccessLan Acquisition

In May 2002, we acquired AccessLan Communications, Inc. (AccessLan). As part of finalizing the allocation of the purchase price, we engaged third party appraisers to value the acquired tangible and intangible assets. The final allocation was as follows:

•	Goodwill of $55.9 million, to be reviewed annually for impairment;

•	Other identifiable intangibles with finite lives, of $6.3 million, to be expensed over three years;

•	Deferred compensation of $3.5 million, to be expensed over three and a half years;

•	Other assets, including property and equipment, totaling $4.0 million; and

•	In-process research and development of $12.4 million.

Note 3 Settlement of Cisco Hedge Contracts

On February 9, 2003, the primary hedge contract on our Cisco Systems, Inc. (Cisco) stock matured. This hedge contract covered 10.1 million of the shares we own. In February 2003, we entered into a Cisco stock loan agreement with a lender. We borrowed 10.1 million shares of Cisco stock in February 2003 to settle the hedge contract and received $656.2 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the new Cisco stock loan. The $656.2 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 10.6 million Cisco shares we own are reflected as a current asset at fair market value. We reclassified approximately $252 million in deferred taxes related to the recognized gain on the 10.1 million Cisco shares and related hedge contract to current taxes payable. The fair market value of the new Cisco stock loan obligation is reflected as a current liability.

On May 5, 2003, the second hedge contract on our Cisco stock matured. The hedge contract covered 0.5 million of the shares we own. We borrowed 0.5 million shares of Cisco stock in May 2003 to settle the hedge contract and expect to receive $34.1 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the second Cisco stock loan. The $34.1 million will be invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The accumulated unrealized gains on the 0.5 million share value and hedge contract value through March 31, 2003 have been recognized in non-operating income. The related deferred tax liability is reflected in the March 31, 2003 balance sheet.

Accumulated unrealized gains for the period April 1 through May 5, 2003 will be recognized in non-operating income. The deferred tax liability will be adjusted in May 2003.

By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gain attributable to the hedge contracts could be deferred until we settle the new Cisco stock loans.

Note 4 Cisco Stock Loan Agreements

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment related to the quarterly closing price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees.

Provisions in the February and May 2003 Cisco stock loan agreements contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10%, of a portion of future borrowing fees due up to and including the seventh year. Assuming Cisco’s stock price increases 10% annually over the next seven years, the maximum gross potential amount payable under the make-whole fees would be $2.7 million. Assuming no stock price increase over the next seven years, the maximum gross potential amount payable would be $2.2 million.

Note 5 Warranty Reserve

Warranty reserve activity for the three months ended March 31, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$15,097
Accrual for warranty costs	2,279
Settlements made in cash or in kind	(2,761)

Balance at March 31, 2003	$14,615

See a description of our warranty reserve accounting policy and methodology in “Critical Accounting Policies and Estimates” contained in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2002.

Note 6 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$9,857	$9,919
Work-in-progress	1,015	1,152
Finished goods	12,329	19,482

Inventories	$23,201	$30,553

Note 7 Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet is composed primarily of unrealized gains on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$8,320	$6,970
Other comprehensive losses, net of tax
Foreign currency translation adjustments	(2)	—
Unrealized loss on available-for-sale marketable securities	(445)	(542)

Total comprehensive income	$7,873	$6,428

Note 8 Net Income Per Share

The shares and net income amounts used in the calculation of basic and diluted net income per share for the three months ended March 31, 2003 and 2002 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income	$8,320	$6,970

Shares used in basic per share calculations, actual weighted average common shares outstanding for the period	84,901	82,354
Weighted average number of shares upon exercise of dilutive options, and ESPP contributions	1,273	1,578

Shares used in diluted per share calculations	86,174	83,932

Basic net income per share	$0.10	$0.08

Diluted net income per share	$0.10	$0.08

Options to purchase 9,080,114 and 7,421,331 shares of common stock during the quarters ended March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and their inclusion would be anti-dilutive.

Note 9 Pro Forma Fair Value Information

We follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and we account for equity-based compensation plans with employees and non-employee board of directors using the intrinsic value method. As of the end of March 2003, executive officers held 1.7 million of the 15.7 million total outstanding options held by all employees.

We use the Black-Scholes option-pricing model to derive the theoretical fair value of employee and non-employee board of directors’ stock option grants. The Black-Scholes model, which along with the binomial model, are the two accepted methods under Statement of Financial Accounting Statements (SFAS) No. 123, Accounting for Stock-Based Compensation for use in estimating the theoretical fair value provisions disclosure. The binomial model is more difficult to use and produces a similar result to that of the Black-Scholes model. However, many in the accounting profession believe that neither the Black-Scholes model nor the binomial model can objectively measure the theoretical fair value of stock options. Inherently subjective assumptions utilized in the models can produce wide-ranging, and therefore often misleading results. For example, the volatility assumption is based on a combination of historical and implied volatilities. The theoretical fair value of options can be raised or lowered based on changing the implied volatility rate. Similarly, the theoretical fair value can be altered based on the expected option lives utilized. Expected option lives are based on a combination of historical employee behavior, modified by subjective judgments regarding future expected employee behavior under various market scenarios. Employee forfeitures are forecasted, and subsequently adjusted to actual after the theoretical fair value of the options has been calculated and disclosed. The options must continue to be valued and expensed based on forecasted forfeitures and cannot be trued-up for actual results. In situations where the market value falls below the option grant price, the Black-Scholes expense valuation is not adjusted for these options, which no longer have incremental value to the employee. The options continue to be valued and expensed at a price that may never be realized over the expected remaining life. An over-the-counter public market for these stock options would give a more accurate approximation of the fair value; however, no such market exists. For these reasons, we firmly believe the pro forma fair value information computed under the Black-Scholes model is potentially misleading and inaccurate. Accordingly, the Black-Scholes model pro forma fair value information should be interpreted solely as an approximation, as opposed to a representation, of what pro forma net income would have been if we had expensed the fair value of options issued to employees.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, our net income and earnings per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$8,320	$6,970
Add back: Stock based employee compensation expense included in reported net income, net of related tax effects	324	—
Deduct: Total stock based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(10,538)	(10,677)
Pro forma net loss	$(1,894)	$(3,707)
Earnings (loss) per share:
Basic — as reported	$0.10	$0.08
Basic — pro forma	(0.02)	(0.05)
Diluted — as reported	0.10	0.08
Diluted — pro forma	(0.02)	(0.05)

The fair value of option grants in the three month periods ended March 31, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield, with the following weighted average assumptions:

		Weighted Average	Weighted Average
	Volatility	Risk-free Interest Rate	Expected Lives (Years)

2003	94%	2.6%	4
2002	95%	3.0%	4

Pro forma compensation costs related to the Employee Stock Purchase Plan were calculated based on the Black-Scholes option-pricing model. The fair value of the employees’ purchase rights were estimated as of the date of grant for 2003 and 2002. The following weighted average assumptions were used, assuming no dividend yield:

		Weighted Average	Weighted Average
	Volatility	Risk-free Interest Rate	Expected Lives (Months)

July 2003	94%	1.2%	6
July 2002	97%	1.7%	6

Note 10 Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recognition of a liability for costs associated with an exit activity at the time the liability is incurred, as opposed to when management commits to an exit plan. The liability should be initially measured and recorded at fair value. The Statement is effective for exit or disposal activities initiated after December 31, 2002. We have adopted the provisions of SFAS No. 146.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process. The issue addresses how to divide the arrangement into separate units of accounting consistent with the identified earnings process for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue No. 00-21 is applicable to arrangements entered into after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations. FIN 45 also requires recognition of a liability for the fair value of certain other obligations undertaken in issuing a guarantee at the inception of the guarantee. The disclosure provisions of the Interpretation are effective for interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective for guarantees that are issued or modified after December 31, 2002. We have adopted the provisions of FIN 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No.123. SFAS No. 148 provides alternative methods of transition for a company that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about a company’s accounting policy decisions, and the effects of stock-based employee compensation on reported net income and earnings per share. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used. The amendments to SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148. We continue to account for our employee incentive stock option plans using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify these statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” of this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto in this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002. Copies of our Annual Reports on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q and 10-Q/A, and Current Reports on Form 8-K are accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

Overview

Over the last several years, the telecommunications industry has been adversely affected by a downturn in capital spending, uncertainty in the regulatory environment, company closures and job losses. During this time and despite these circumstances, we have continued to expand our product portfolio, gain market share, and grow our presence within major accounts.

Our long-term strategy centers on broadening the product line, selling more product into our customer base, and adding new customers. We believe there are considerable opportunities for AccessMAXTM, our core next-generation digital loop carrier platform, to provide network evolution from circuit-based to packet-based technology. AccessMAX System 9 builds upon native asynchronous transfer mode architecture, delivering more bandwidth for more revenue-generating services. Our TelliantTM product is at the center of our efforts to expand outside our core market. Telliant is our carrier-class, multi-service central office switching platform, delivering significant capacity and density for the evolving broadband network. TransMAXTM 1500, our new optical add-drop multiplexer, uses coarse wavelength division multiplexing technology to relieve fiber-optic bottlenecks in local access networks. These three products provide bundled voice, high-speed Internet and video services, with the goal of lowering customers’ capital and operating expenses. These products are also designed to enhance our customers’ competitiveness against cable companies and other multi-service operators. Through our ATLAS Professional Services Group, we assist our customers by providing turnkey solutions, engineering, furnish and install services, project management and network monitoring services.

During 2003, we want to grow our market share by finding ways to generate revenue with new major accounts. At the same time, we are focusing on expanding our relationships at existing accounts. In particular, we are seeking to sell more remote terminals into large carrier customers and help build out their access networks with broadband-ready next-generation technology.

We have attempted to prudently manage our assets and this approach will not change. We are focusing on cost controls while continuing to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when economic conditions improve and demand recovers. These efforts have helped us remain profitable in a difficult business environment.

To accomplish our long-term objectives, we believe we need to continue investing in research and development activities and possible acquisitions or partnerships. Based on the technology decisions we make today, we believe that we will have a suite of products that is well suited to our customers’ needs as the telecommunications industry rebounds.

During the first three months of 2003, we experienced a slower start to the quarter’s sales volume than expected. We believe there were several reasons for this. The Federal Communications Commission (FCC) announced preliminary rulings that failed to fully clarify regulatory issues for regional Bell operating companies (RBOCs). We believe the RBOCs are waiting for the final rulings before they increase capital spending on broadband equipment, including our equipment. Seasonality had a larger impact on sales this quarter than we have experienced historically. We believe the severe winter weather that affected the U.S. Midwest and East Coast regions caused some of our customers to defer orders in the first three months of 2003. We also believe the anticipation of war in the Middle East created uncertainty and resulted in decreased spending in the U.S., including the telecommunications industry. With the exception of the weather related impacts, these factors have led us to believe there would be continued softness in the telecommunications industry for the foreseeable future. We therefore felt the need to reassess our operational and organizational efficiencies, while maintaining focus on key customers and product development strategies. As a result, in April 2003, we announced an 11% reduction in force, consolidated some office locations and reorganized certain responsibilities. We expect to incur at least $5 million of costs in the second quarter of 2003 as a result of these actions. We believe these measures will position our company to more effectively meet the needs of our shareholders while fully supporting our customers.

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Revenues. Total revenues were $80.5 million in the first three months of 2003, essentially flat with the $80.3 million recorded in the first three months of 2002.

Sales to U.S. customers were up slightly at $68.0 million in the first three months of 2003 compared with $67.2 million in the first three months of 2002. Sales to U.S. customers accounted for 84% of total revenues in each of the first three months of 2003 and 2002.

Sales to international customers decreased slightly to $12.5 million in the first three months of 2003 from $13.1 million in the first three months of 2002. Sales to international customers accounted for 16% of total revenues in each of the first three months of 2003 and 2002.

Alltel Communications Products, Inc. (Alltel) and Sprint North Supply Company (Sprint) are distribution subsidiaries of Alltel Corporation and Sprint Corporation, respectively. Both Alltel and Sprint distribute our products to their affiliates, and to a lesser extent, other companies. Alltel and Sprint each accounted for 10% or more of total revenues in the first three months of 2003. Alltel, Sprint, and SBC Communications, Inc. (SBC) each accounted for 10% or more of total revenues in the first three months of 2002. No other customer accounted for

10% or more of total revenues in either of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. Sales to our top five customers accounted for 60% of total revenues in the first three months of 2003, an increase from 54% in the same period a year ago.

Gross Profit. Gross profit as a percentage of revenues increased to 49.2% in the first three months of 2003 from 46.8% in the first three months of 2002. The increase was primarily due to material cost reductions arising from changing contract manufacturers in the third quarter of 2002. Other factors helping to increase gross profit were lower shipments of products with extended warranties and a decrease in manufacturing overhead applicable to products sold.

Research and Development. Research and development expenses increased 20% to $15.9 million in the first three months of 2003 and represented 20% of revenues, compared with 17% of revenues in the first three months of 2002. Expenses in the first three months of 2003 were higher than the first three months of 2002 primarily as a result of higher compensation, direct material costs, and outside services related to continued development work on the Telliant product. Performance-based compensation was higher also as a result of meeting various engineering project milestones.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses decreased 14% to $9.8 million in the first three months of 2003 and represented 12% of revenues, compared with 14% of revenues in the first three months of 2002. Expenses in the first three months of 2003 declined from the first three months of 2002 primarily due to cost containment efforts to lower employee benefit expenditures and travel and entertainment costs. The decrease in international sales in 2003 also led to lower levels of distributor commissions as compared to amounts earned in 2002.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to monitor and align future sales and marketing expenses with future operating results.

General and Administrative. General and administrative expenses decreased 8% to $5.9 million in the first three months of 2003 and represented 7% of revenues, compared to 8% of revenues in the first three months of 2002. Expenses in the first three months of 2003 declined from the first three months of 2002 primarily due to cost containment efforts to lower employee benefit expenditures and outside services usage. The charge for bad debt expense was lower in 2003 compared to 2002. Partially offsetting these savings were increases in compensation and performance-based compensation.

We believe we have aligned general and administrative expenses with current results of operations. We plan to monitor and align future general and administrative expenses with future operating results.

Amortization. In the first three months of 2003, we amortized $0.8 million of deferred compensation, non-compete agreements and completed technology arising from the acquisition of AccessLan in May 2002. We expect to continue expensing these intangibles through 2005.

Other Income. Other income increased to $3.9 million in the first three months of 2003 from $3.8 million in the first three months of 2002. In the first three months of 2002, we recorded an equity portion of AccessLan’s losses prior to acquiring the company in May 2002. There was no corresponding decrease to other income in 2003 because AccessLan was integrated into our operations in mid-2002. Interest income also increased during 2003, partially offset by lower unrealized gains on the Cisco investment.

Income Taxes. The effective tax rate was 25% for the first three months of 2003, as compared to 32% for the first three months of 2002. The proceeds from the Cisco hedge contract settlement in February 2003 were invested in tax-exempt marketable securities, which allowed us to lower the tax rate in 2003.

Summary of Certain Significant Items

The following table provides a summary of items significantly affecting our results of operations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Operating:
Amortization of acquired intangibles	793	—
Non-operating:
Unrealized gain on Cisco investment	(1,356)	(2,460)

Total	(563)	(2,460)

Three Months Ended March 31, 2003

•	$0.8 million in amortization of acquired intangibles related to the acquisition of AccessLan; and

•	$1.4 million in unrealized gains on our Cisco investment.

Three Months Ended March 31, 2002

•	$2.5 million in unrealized gains on our Cisco investment.

Liquidity and Capital Resources

Cash and cash equivalents were $522.5 million at March 31, 2003, compared with $94.8 million at December 31, 2002. The primary reason cash increased $427.7 million between periods was due to a portion of the February 2003 Cisco hedge contract settlement proceeds booked to cash and cash equivalents.

Cisco marketable securities and related hedge contract were $166.6 million at March 31, 2003, compared with $688.8 million at December 31, 2002. The $522.2 million net decrease was primarily the result of the $656.2 million decrease for settling the primary hedge contract in February 2003. In addition, there was a $132.6 million increase in new shares borrowed to settle the hedge contract.

At March 31, 2003, we owned 10.6 million shares of Cisco common stock. On February 9, 2003, the primary hedge contract on our Cisco stock matured. This hedge contract covered 10.1 million of the shares we own. In February 2003, we entered into a Cisco stock loan agreement with a lender. We borrowed 10.1 million shares of Cisco stock to settle the hedge contract and received $656.2 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the new Cisco stock loan. The $656.2 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 10.6 million Cisco shares we own are reflected as a current asset at fair market value. We reclassified approximately $252 million in deferred taxes related to the recognized gain on the 10.1 million Cisco shares and related hedge contract to current taxes payable. The fair market value of the new Cisco stock loan obligation is reflected as a current liability.

At March 31, 2003, 0.5 million of the Cisco shares we own were covered by a hedge contract maturing in May 2003. On May 5, 2003, the hedge contract matured. We borrowed 0.5 million shares of Cisco stock in May 2003 to settle the hedge contract and expect to receive $34.1 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the second Cisco stock loan. The $34.1 million will be invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The accumulated unrealized gains on the 0.5 million share value and hedge contract value through March 31, 2003 have been recognized in non-operating income. The related deferred tax liability is reflected in the March 31, 2003 balance sheet. Accumulated unrealized gains for the period April 1 through May 5, 2003 will be recognized in non-operating income. The deferred tax liability will be adjusted in May 2003.

In 2003, we estimate the total amount of taxes on the gain related to the Cisco shares and both hedge contracts to be $265 million. The total amount of taxes due in 2003 is comprised of an estimated $55 million due on the stock gain and an estimated $210 million due on the hedge contracts gain. By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gain attributable to the hedge contracts could be deferred until we settle our new Cisco stock loans. While we believe that current tax law permits the deferral of payment of taxes on the gain from settlement of the hedge contracts, tax authorities may challenge this position. Accordingly, we will pay an estimated $265 million in federal and state taxes on the full amount of the gain in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. We will then seek a refund of approximately $210 million, representing the amount of taxes paid on the portion of the gain that we believe is subject to deferral.

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment related to the quarterly closing price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees.

Provisions in the February and May 2003 Cisco stock loan agreements contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10%, of a portion of future borrowing fees due up to and including the seventh year. Assuming Cisco’s stock price increases 10% annually over the next seven years, the maximum gross potential amount payable under the make-whole fees would be $2.7 million. Assuming no stock price increase over the next seven years, the maximum gross potential amount payable would be $2.2 million.

Other marketable securities were $452.6 million at March 31, 2003, compared with $213.0 million at December 31, 2002. The $239.6 million increase arose primarily as the result of investing a portion of the February 2003 Cisco hedge contract settlement proceeds.

At March 31, 2003, $20.0 million in restricted cash equivalents and marketable securities was held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest on the restricted cash equivalents and marketable securities during the bond period. The $20.0 million restricted cash resides in other assets on the March 31, 2003 balance sheet.

Operating activities in the first three months of 2003 generated net cash of $8.3 million. This was primarily the result of net income, lower expenditures for inventory, and collection of the December 2002 distribution payment receivable from Marconi Communications Inc. (Marconi). Partially offsetting these cash inflows was an increase in accounts receivable. Investing activities during the first three months of 2003 provided net cash of $413.4 million, primarily as a result of the February 2003 Cisco hedge contract settlement. Partially offsetting this cash inflow was an increase in marketable securities purchased with the proceeds from the Cisco hedge contract settlement.

Days sales outstanding increased to 65 days at March 31, 2003 compared with 43 days at December 31, 2002. The increase was the result of a seasonally slower start to shipments during the first two months of 2003.

Inventories, net of inventory reserves, decreased 24% to $23.2 million at March 31, 2003 from $30.6 million at December 31, 2002. Average inventory turnover at March 31, 2003 was 7.0 times per year compared with 5.7 times at December 31, 2002.

Working capital increased during the first three months of 2003 from $784.8 million at December 31, 2002 to $803.0 million at March 31, 2003. The increase was primarily a result of settling the primary Cisco hedge contract. Cash and marketable securities increased as a result of the proceeds from the hedge settlement. To a lesser extent, the additional liability for the Cisco stock loan agreement increased current liabilities.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At March 31, 2003 we had $2.8 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At March 31, 2003 there were no foreign exchange contracts outstanding.

We seek to minimize foreign currency risk by using forward contracts to hedge material accounts receivable and accounts payable. These contracts are marked to market and the gains and losses are reflected in our results of operations.

In October 2001, our board of directors authorized a stock repurchase plan that provides for the repurchase of up to 10% of our currently issued and outstanding shares of common stock. Repurchases may be made from time to time at various prices in the open market, through block trades or otherwise. The plan became effective in October 2001 and may be suspended at any time without prior notice. The purpose of the repurchase plan is to help us achieve our long-term goal of enhancing shareholder value. As of March 31, 2003, 10,800 shares had been repurchased under this plan. In April 2003, we repurchased 50,000 shares at a cost of $0.7 million.

In connection with the stock repurchase plan announced in October 2001, we established a written trading plan in accordance with Securities and Exchange Commission Rule 10b5-1 under which we will repurchase shares of AFC common stock, subject to conditions set forth in the trading plan. The trading plan will run from December 1, 2002 through December 2, 2003.

We expect to incur at least $5.0 million in costs related to the April 2003 announcement of the reduction in force, consolidation of office locations and reorganization. These costs include severance, impairments to facility leases, and write-off of leasehold improvements and fixed assets.

We do not have any off-balance sheet arrangements (as such term is defined in recently enacted Securities Exchange Commission rules) that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

We believe our existing cash and marketable securities, available credit facilities and cash flows from operating and financing activities are adequate to support our financial resource needs, working capital and capital expenditure requirements, and operating lease obligations, for at least the next 12 months.

Risk Factors That Might Affect Future Operating Results and Financial Condition

You should carefully consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously impaired by any of the following risks. The trading price of our common stock could decline due to any of these risks and investors could lose part or all of their investment.

A number of factors could cause our operating results to fluctuate significantly and cause volatility in our stock price.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside our control. These factors include, but are not limited to, telecommunications market conditions and general economic conditions, the uncertain regulatory environment, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix, our ability to introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing and size of the orders we receive, adequacy of supplies for key components and assemblies, financial strength of our vendors, our ability to efficiently produce and ship orders promptly on a price-competitive basis, and our ability to integrate and operate acquired businesses and technologies.

We sell our products primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks may represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. As a result, the timing of product shipment is often difficult to forecast. Most of our equipment is installed in outdoor locations, so shipments of the system can be subject to the effects of seasonality, with fewer installation projects normally scheduled during the winter months. These factors may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries can be affected by currency fluctuations, delays and reductions in planned project deployment, reductions in capital availability, priority changes in government budgets, delays in receiving government approvals and the political environment.

Expenditures for research and development, sales and marketing, and general and administrative functions are based in part on future business projections and are relatively fixed for the short-term. We may be unable to adjust spending in a timely manner in response to any unanticipated failure to meet our business projections. There can be no assurance that we will not have excess manufacturing capacity or that further utilization of our manufacturing and distribution facility will continue without interruption. This could result in higher operating expenses and lower net income.

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

Some of our competitors are in a better position to withstand reductions in customers’ capital spending. Some of these competitors have broader product portfolios and market share, and may not be as susceptible to downturns in the telecommunications industry. These competitors’ offerings compete directly with our product portfolio and also provide comprehensive ranges of other products. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions. Reductions in our customers’ capital spending could materially reduce our revenues and net income.

Our principal established competitors include: Compagnie Financiere Alcatel, Lucent Technologies Inc. and Marconi. Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing and technical resources than we do. We expect to face increased competition with our established and newly launched products, from both established and emerging competitors.

Continued growth in the access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products and a positive regulatory environment for larger incumbent local exchange carriers (ILECs) customers. The compounding effect of the current economic contraction, current regulatory uncertainty and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers. This could seriously harm our revenues, net income or cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Alltel and Sprint each accounted for 10% or more of total revenues in the three months ended March 31, 2003. Both Alltel and Sprint distribute our products to their affiliates, and to a lesser extent, other companies. Alltel, Sprint and SBC each accounted for 10% or more of total revenues in the three months ended March 31, 2002. No other single customer accounted for 10% or more of total revenues in either of these periods. Our five largest customers accounted for 60% and 54% of total revenues in the three months ended March 31, 2003 and 2002, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are concentrated in the public carrier telecommunications industry and, in the U.S., include RBOCs, ILECs, competitive local exchange carriers (CLECs) and independent operating companies (IOCs). Our historical markets have been the U.S. and international small to mid-line size markets. We are attempting to expand into larger-line size markets both in the U.S. and internationally. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our products and services, and end user demand for advanced telecommunications services. Recent severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales and result in slower payments or defaults on account by our customers. In addition, the scale and complexity of providing digital subscriber line (DSL) service has contributed to a substantial slowdown in service provider network build-out and resulted in decreased capital spending in the industry. There can be no assurance that telecommunications service providers, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced products such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We are targeting Telliant to the broadband marketplace and TransMAX 1500 to the optical marketplace. Our ability to generate revenues from these products depends in part on customer capital spending patterns and the financial capabilities of our customers. Revenue levels are also driven by customer acceptance of our new products, our ability to develop new features, and end user demand for new services provided by the Telliant and TransMAX 1500 products. The economic slowdown impacting the telecommunications industry has affected customers’ capital spending patterns for deploying new services and we cannot provide assurance as to when, or if, capital spending will improve.

We may be unable to sell customer-specific inventory, resulting in lower gross profit margins and net income.

Some of our customers have order specifications requiring us to design and build systems and purchase parts that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if we experience delays or cancellation of orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available for sale. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

We must attract, retain and motivate key technical and management personnel in order to sustain or grow our business.

Our success depends in large part on our ability to attract and retain key technical and management personnel. Despite the economic slowdown, competition for some specific skill sets remains intense. The process of identifying and attracting key employees is often a lengthy and costly process. Our key employees generally do not have employment agreements nor do we carry key-person life insurance on them. There can be no assurance that we will succeed in retaining key employees. We expect continued challenges in recruiting, assimilating, motivating and retaining the key technical and management personnel necessary to effectively manage our operations.

Recent and future acquisitions may compromise our operations and financial results.

We may pursue acquisitions of companies, products and technologies as part of our efforts to enhance our existing products, introduce new products and fulfill changing customer requirements. Acquisitions could adversely affect our operating results in the short-term as a result of dilutive issuances of equity securities and the incurrence of additional debt. Goodwill arising from acquisitions may result in significant impairment write-downs charged to our operating results in one or more future periods. We currently have $55.9 million in goodwill related to the acquisition of AccessLan in the second quarter of 2002. We have limited experience in acquiring and integrating companies. Acquisitions involve numerous risks including disruption to our business, exposure to unknown liabilities of acquired companies, and failure to successfully integrate the operations, products, technologies or personnel of the acquired company. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition and results of operations.

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific foreign markets. We also need to continue to ensure that our products are easily integrated with various telecommunications systems. Evolving standards for new services require us to continually modify our products or develop new versions to meet those new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. Our ability to sell products would be impaired if we fail to, in a timely manner, ensure our systems are compliant with evolving standards in U.S. and international markets. Additionally, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, these factors would impair our selling ability. As a result, we could experience customer contract penalties, delayed or lost customer orders, decreased revenues and reduced net income.

With the exception of the facility in San Jose, California that we obtained through the acquisition of AccessLan in May 2002, we have maintained compliance with ISO 9001 since we were first certified in 1997, and TL 9000 since we were first certified for hardware, software and services in 2000. TL 9000 contains all ISO 9001 requirements as well as other telecommunications industry requirements. We intend to seek TL 9000 certification for the San Jose facility during 2003. There can be no assurance that we will maintain these certifications. The failure to maintain TL 9000 certification may adversely impair the competitiveness of our products.

Congress passed the 1996 Telecommunications Act (the Act) imposing additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing and availability of services, and may affect the deployment of future services. These changes have also caused greater consolidation in the telecommunications industry, which could result in disruption of our existing customer relationships, delays or loss of customer orders, decreased revenues and lower net income. Regulatory issues stemming from the Act involve challenges to the FCC’s authority to implement regulations and methods for DSL service rate setting. It is uncertain when these issues will be resolved. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness.

Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our products.

We face risks associated with international markets and distribution channels.

International sales constituted 16% of our total revenues in each of the three months ended March 31, 2003 and 2002, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

We have had limited success in entering new international markets. Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or government-controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors or entities successful at penetrating international markets. We have closed several sales and representative offices in Asia and Europe in the past. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S. There can be no assurance that third party distributors or sales representatives will provide the support and effort necessary to effectively service our international markets. Our gross profit margins have, in some cases, been lower for products sold through some of our third party and indirect distribution channels than for products sold through our direct sales efforts. Increased sales through our third party and indirect distribution channels could reduce our overall gross profit margin and net income.

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

We must comply with various country-specific standards and regulations to compete in international markets. Our product family may be incompatible with the legacy infrastructure of some international markets. This could impair our ability to sell our product family into certain countries. If our existing international customers adopt network standards incompatible with those supported by our products, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets. This could result in delays or loss of customer orders, decreased revenues and lower net income.

In addition, there are economic and political risks that may impact our international sales. An example of these risks could be our inability to collect receivables from customers due to currency exchange controls imposed as a result of a country’s economic collapse, as is currently the case in Venezuela. Another example could be a loss of customers due to terrorism or war. These problems would decrease our revenues and lower our net income.

We may be unable to secure necessary components and support because we depend upon a limited number of third party manufacturers and support organizations, and in some cases we rely upon sole or limited-source suppliers.

Our growth and ability to meet customer demands are also dependent on our ability to obtain timely deliveries of components from our suppliers. We currently purchase certain key components used in our products from sole or limited-source vendors. These components include our proprietary application specific integrated circuits (ASICs), codec components and certain surface mount technology components. Most of our component purchases are on a purchase order basis without guaranteed supply arrangements. Some of our sole and limited-source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us because many of our competitors are larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. Although we believe there are alternative sources for these components, in the event of a disruption in supply, we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled product deliveries to our customers and increase our expenses. This could reduce our gross profit margin and net income.

We have long-term purchase agreements with contract manufacturers (CMs), which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to make purchases in accordance with agreed-upon lead times. We provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could reduce our gross profit margin and net income.

We cannot be assured that CMs will allocate sufficient resources to the timely completion of our orders in accordance with our quality standards. Qualifying a new CM is costly and time consuming and could result in significant interruptions in the supply of our products. This risk is further intensified as customers increasingly demand shorter delivery timeframes. During 2002, we transitioned some of our contract manufacturing to a new CM.

Failure to develop and introduce new products that meet changing customer requirements and address technological advances would limit our future revenues.

New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. Market acceptance of our products may be significantly reduced or delayed if we fail, or are late to respond to new technological developments, or if we experience delays in product development. The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable.

Our success will depend upon our ability to enhance our product family through the timely development of new technology and the development and introduction of new products or new product feature enhancements. We, or our competitors, may announce new products, product enhancements, services or technologies that have the potential to replace or shorten the life cycle of our product family, causing customers to defer purchases of our equipment. The competitiveness of our products could be impaired if we fail to respond to technological advances in the telecommunications industry on a cost-effective and timely basis.

Our products are complex and may contain undetected errors that could result in significant unexpected expenses.

Our products are complex and despite extensive testing, may contain undetected defects, errors or failures. These issues may only become apparent after products are shipped, when product features are introduced or as new versions are released. The occurrence of any defects, errors or failures could result in delays or cancellation of orders, product returns, warranty costs or legal actions by our customers or our customers’ end users. Any of these issues could reduce revenues, gross profit margin and net income.

Our revenues are generated primarily through sales of the AccessMAX family of products and a decline in demand for these products would result in decreased revenues and net income.

Substantially all of our revenue is derived from the AccessMAX product family. Any decrease in market demand for AccessMAX products could result in decreased revenues and lower net income. Factors that could affect demand for our products include price competition, regulatory uncertainty, technological change and new product introductions or announcements by our competitors.

Failure or inability to protect our intellectual property would adversely affect our ability to compete, which could result in decreased revenues.

We seek to protect our technology through a combination of copyrights, trademarks, trade secret laws, contractual obligations and patents. We currently hold one patent for our product family, and nine patent applications are pending. However, these applications may not result in issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. These measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management resources, while not guaranteeing a successful result.

We may be subject to intellectual property infringement claims that are costly and timely to defend and could limit our ability to use some technologies in the future.

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

We acquired 10.6 million shares of Cisco stock as a result of our investment in privately-held Cerent Corporation, which was merged with Cisco in 1999. In February and May 2000, we entered into two hedge contracts economically equivalent to costless collar arrangements, to reduce our risk with respect to this position. In February 2003, our hedge contract with respect to 10.1 million Cisco shares we own matured, and we received cash proceeds of $656.2 million. In May 2003, our hedge contract with respect to the 0.5 million Cisco shares we own matured, and we expect to receive cash proceeds of $34.1 million. We delivered newly borrowed Cisco shares in settlement of the hedge contracts. By using borrowed shares rather than the existing Cisco shares we own, we believe that under current tax law we are presently obligated to pay taxes only on the excess of the fair market value of Cisco stock on the date of the settlement over our tax basis in the stock. We believe that the payment of taxes on the gain attributable to the hedge contracts will be deferred until we settle the new Cisco stock loans. We intend to maintain these loans for an extended period, although there is no assurance that we will be able to do so.

Our position with respect to deferral of the tax on the gain related to the hedge contracts may be challenged by the tax authorities. Accordingly, in 2003 we will pay an estimated $265 million in federal and state taxes on the full amount of the gain on both the Cisco stock and the hedge contracts in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. On our March 31, 2003 balance sheet, we accounted for the tax liability on the gain from the Cisco stock and hedge contracts based on the value of these financial instruments at that time and the applicable statutory tax rates. We intend to seek a refund of approximately $210 million which will represent the amount of taxes paid on the portion of the gain that we believe is subject to deferral. There is no assurance as to the timing or amount of any refund, and we will incur modest costs in pursuing this course of action. Final resolution of this matter may take several years. Should we receive the requested refund, the additional cash would be invested for the benefit of stockholders. Because we will have borrowed the same number of Cisco shares as we own, upon completion of the transactions, we will not have any exposure to changes in the per share price for Cisco stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We held 10.6 million shares of Cisco common stock at March 31, 2003. The value of 0.5 million of the shares was protected using a hedge contract initiated in May of 2000 to minimize the impact of potential adverse market price volatility on the investment. The following table shows the changes in fair value of the Cisco shares asset and hedge contract arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $13.22 closing price at March 28, 2003, the last trading day of our first fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares asset	$111,676	$139,595	$167,514
Cisco hedge contract	28,427	27,045	25,634

Net value	$140,103	$166,640	$193,148

We have a Cisco share liability for 10.1 million shares of Cisco common stock borrowed and outstanding at March 31, 2003. The following table shows the changes in fair value of the Cisco share liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price of $13.22 per share (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares liability	$106,089	$132,611	$159,133

We have foreign currency sales to one international customer. We hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At March 31, 2003, we held a $4.3 million minority equity investment in a non-publicly traded company. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment is inherently risky because the products of this company, and the markets for such products, are in the development stage. In addition, this company is subject to risks resulting from uncertain standards for new products and competition. The remaining activities necessary to determine if the products meet functional and technical requirements, and market acceptance, include testing and customer lab trials. If these products fail testing procedures or fail to generate customer interest, the value of this company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of development stage companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

Item 4. Controls and Procedures

AFC maintains “disclosure controls and procedures,” as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the Exchange Act). These disclosure controls and procedures are designed to ensure that information required to be disclosed by AFC in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. They are also designed to ensure that such information is accumulated and communicated to AFC’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating AFC’s disclosure controls and procedures, we recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that their objectives are met. Additionally, we evaluated the cost-benefit relationship in the design of our disclosure controls and procedures. Their design is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, an evaluation of the effectiveness of the design and operation of AFC’s disclosure controls and procedures was carried out within 90 days prior to the filing date of this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of AFC’s management, including the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that AFC’s disclosure controls and procedures were effective to meet the objectives for which they were designed.

Since the date of the evaluation, there were no significant changes in AFC’s internal controls. In addition, to our knowledge there were no changes in other factors that could significantly affect these controls. This includes any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Our 2003 Annual Meeting of Stockholders is scheduled for May 22, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibit No	Description
99.1	Certifications
99.2	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350

(b)  One Current Report on Form 8-K was furnished on April 22, 2003 reporting the issuance of a press release with respect to first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: May 8, 2003	By: /s/Keith E. Pratt Name: Keith E. Pratt Title: Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

Index of Exhibits

Exhibit Number	Document Description

99.1	CERTIFICATIONS
99.2	STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. SECTION 1350