Form 10-Q
period 2003-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2003-08-08
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware	I.R.S. Employer
Corporation	Identification No.
68-0277743

1465 North McDowell Boulevard
Petaluma, California 94954

Telephone: (707) 794-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

At August 1, 2003, there were 85,670,091 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$83,038	$86,286	$163,490	$166,550
Cost of revenues	41,914	47,336	82,767	89,998

Gross profit	41,124	38,950	80,723	76,552

Operating expenses:
Research and development	19,392	15,824	35,336	29,066
Sales and marketing	11,065	12,952	20,841	24,364
General and administrative	8,875	6,878	14,815	13,366
Amortization of acquired intangibles	651	1,083	1,444	1,083
In-process research and development	—	12,396	—	12,396
Securities litigation settlement costs	—	2,943	—	2,943

Total operating expenses	39,983	52,076	72,436	83,218

Operating income (loss)	1,141	(13,126)	8,287	(6,666)
Other income (expense):
Interest income, net	3,311	2,050	5,862	4,177
Unrealized gains on Cisco investment	30	8,152	1,386	10,612
Equity in losses of investee	—	(303)	—	(1,079)
Other	(36)	(149)	4	(170)

Total other income, net	3,305	9,750	7,252	13,540

Income (loss) before income taxes	4,446	(3,376)	15,539	6,874
Income taxes (benefit)	1,112	(1,080)	3,885	2,200

Net income (loss)	$3,334	$(2,296)	$11,654	$4,674

Basic net income (loss) per share	$0.04	$(0.03)	$0.14	$0.06

Shares used in basic per share computations	85,287	83,121	85,094	82,737

Diluted net income (loss) per share	$0.04	$(0.03)	$0.14	$0.05

Shares used in diluted per share computations	86,388	83,121	86,280	85,449

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$352,900	$94,754
Cisco marketable securities and related hedge contracts	178,348	688,840
Other marketable securities	543,709	213,030
Accounts receivable, less allowances of $823 in 2003 and $819 in 2002	60,305	41,381
Inventories, net	22,631	30,553
Other current assets	28,095	26,667

Total current assets	1,185,988	1,095,225
Property and equipment, net	45,510	51,076
Goodwill	55,883	56,119
Other acquired intangible assets, net	4,926	5,675
Other assets	25,578	25,555

Total assets	$1,317,885	$1,233,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,486	$7,503
Accrued liabilities	39,424	47,384
Cisco securities loans payable	178,348	—
Current taxes payable	139,780	33,875
Deferred tax liabilities	—	221,673

Total current liabilities	368,038	310,435
Long-term liabilities	4,353	4,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,552,888 shares issued and 85,490,212 shares outstanding in 2003, 84,386,969 shares issued and 84,376,169 shares outstanding in 2002	856	844
Additional paid-in capital	351,207	336,542
Deferred compensation	(138)	(833)
Accumulated other comprehensive income	2,260	1,880
Retained earnings	592,149	580,495
Treasury stock, 62,676 shares in 2003 and 10,800 shares in 2002	(840)	(139)

Total stockholders’ equity	945,494	918,789

Total liabilities and stockholders’ equity	$1,317,885	$1,233,650

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$11,654	$4,674
Adjustments to reconcile net income to net cash provided by operating activities:
Cash proceeds from settlement of Cisco hedge contracts	690,226	—
Deferred income taxes	(238,947)	(1,807)
Current income taxes	105,905	(2,038)
Depreciation and amortization	10,026	10,394
Tax benefit from option exercises	3,850	5,878
Loss on disposal of fixed assets	2,881	414
Unrealized gains on Cisco investment	(1,386)	(10,612)
Allowance for doubtful accounts	350	650
In-process research and development	—	12,396
Equity in losses of investee, net of tax	—	734
Changes in operating assets and liabilities:
Accounts receivable	(19,038)	(2,094)
Inventories	7,922	3,105
Other current assets	15,846	13,084
Other assets	61	409
Accounts payable	2,983	169
Accrued and other liabilities	(8,033)	2,257

Net cash provided by operating activities	584,300	37,613

Cash flows from investing activities:
Purchases of other marketable securities	(1,875,903)	(349,063)
Sales of other marketable securities	1,514,662	256,419
Maturities of other marketable securities	30,835	123,084
Purchases of property and equipment, net of disposals	(5,874)	(4,617)
Acquisition, net of cash acquired	—	(42,978)
Restricted investment	—	(19,995)

Net cash used by investing activities	(336,280)	(37,150)

Cash flows from financing activities:
Proceeds from common stock issuances	10,827	9,852
Purchase of treasury stock	(701)	—

Net cash provided by financing activities	10,126	9,852

Increase in cash and cash equivalents	258,146	10,315
Cash and cash equivalents, beginning of period	94,754	39,528

Cash and cash equivalents, end of period	$352,900	$49,843

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

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 Pro Forma Fair Value Information

We follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and we account for equity-based compensation plans with employees and non-employee board of directors using the intrinsic value method. As of June 30, 2003, executive officers held 1.6 million of the 15.0 million total outstanding options held by all employees.

We follow the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. AFC uses projected data for expected volatility and expected life of its stock options based on historical and other economic data trended into future years. AFC’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the estimate. In management’s opinion, the existing valuation models do not provide a reliable measure of fair value of AFC’s employee stock options.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, our net income and earnings per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$3,334	$(2,296)	$11,654	$4,674
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	197	651	521	651
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,384	10,002	18,919	20,678

Pro forma net loss	$(4,853)	$(11,647)	$(6,744)	$(15,353)
Earnings (loss) per share:
Basic — as reported	$0.04	$(0.03)	$0.14	$0.06
Basic — pro forma	(0.06)	(0.14)	(0.08)	(0.19)
Diluted — as reported	0.04	(0.03)	0.14	0.05
Diluted — pro forma	(0.06)	(0.14)	(0.08)	(0.19)

The fair value of option grants in the three and six month periods ended June 30, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield, with the following weighted average assumptions:

		Weighted Average	Weighted Average
		Risk-free Interest	Expected Lives
	Volatility	Rate	(Years)

Three months ended June 30, 2003	88%	2.3%	4
Six months ended June 30, 2003	91%	2.5%	4
Three and six months ended June 30, 2002	95%	3.0%	4

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

Note 3 Settlement of Cisco Hedge Contracts

On May 5, 2003, the second hedge contract on our Cisco Systems, Inc. (Cisco) stock matured. Our primary hedge contract on Cisco stock had previously matured in February 2003. The second hedge contract covered 0.5 million of the shares we own. In May 2003, we borrowed 0.5 million shares of Cisco stock to settle this hedge contract.

We retained the Cisco shares we already owned, which were pledged as security under the Cisco stock loan agreement. We received $34.1 million in cash for settling the hedge and invested it in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. We reclassified approximately $13 million in deferred taxes related to the recognized gain on the 0.5 million Cisco shares and related hedge contract to current taxes payable. The fair market value of the new Cisco stock loan obligation is reflected as a current liability.

By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gains attributable to the hedge contracts could be deferred until we settle the new Cisco stock loans.

Note 4 Cisco Stock Loan Agreements

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment related to the quarterly closing price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees, which are expensed as incurred.

Provisions in the February and May 2003 Cisco stock loan agreements contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10%, of a portion of future borrowing fees due up to and including the seventh year. Assuming Cisco’s stock price increases 10% annually over the next seven years, the maximum gross potential amount payable under the make-whole fees would be $3.5 million. Assuming no stock price increase over the next seven years, the maximum gross potential amount payable would be $2.5 million.

Note 5 Warranty Reserve

Warranty reserve activity for the six months ended June 30, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$15,097
Accrual for warranty costs	4,005
Settlements made in cash or in kind	(4,542)
Reduction in reserve due to cost true-up and change in accrual rate	(2,000)

Balance at June 30, 2003	$12,560

A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on historical trends in warranty claims and expected material and labor costs to provide warranty services. In addition, we evaluate our warranty reserve provision at the end of each quarter to determine its overall reasonableness and adequacy. During the three months ended June 30, 2003, we performed an analysis of the activities and costs related to warranty services. As a result, we adjusted the reserve level and reduced our estimate for the warranty reserve accrual rate for future periods. Additionally, some personnel-related costs previously charged to warranty expense will be charged to operating expenses going forward.

Note 6 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$11,458	$9,919
Work-in-progress	977	1,152
Finished goods	10,196	19,482

Inventories	$22,631	$30,553

Note 7 Comprehensive Income

Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet is composed primarily of unrealized gains, net of related tax, on available-for-sale marketable securities. The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$3,334	$(2,296)	$11,654	$4,674
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	1	(5)	1
Unrealized gain on available-for-sale marketable securities	830	803	385	261

Total comprehensive income	$4,161	$(1,492)	$12,034	$4,936

Note 8 Net Income Per Share

The shares and net income amounts used in the calculation of basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$3,334	$(2,296)	$11,654	$4,674

Shares used in basic per share computations, actual weighted average common shares outstanding for the period	85,287	83,121	85,094	82,737
Weighted average number of shares upon exercise of dilutive options	1,101	—	1,186	2,712

Shares used in diluted per share calculations	86,388	83,121	86,280	85,449

Basic net income (loss) per share	$0.04	$(0.03)	$0.14	$0.06

Diluted net income (loss) per share	$0.04	$(0.03)	$0.14	$0.05

Options to purchase 11,164,565 and 7,514,187 shares of common stock during the three months ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted net income per share. Options to purchase 8,893,492 and 7,435,196 shares of common stock during the six months ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and inclusion would be anti-dilutive.

Note 9 Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In general, this Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Issue addresses how to divide the arrangement into separate units of accounting consistent with the identified earnings process for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The consensus on this Issue is applicable for AFC in the third quarter of 2003. We expect adoption of this Issue will not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. This Interpretation is effective for AFC in the third quarter of 2003. We expect adoption of the Interpretation will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is effective for AFC in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement provides guidance on how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, a company could account for these financial instruments as equity. The Statement requires that a company classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement is effective for AFC in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

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

The following discussion should be read in conjunction with the financial statements and notes thereto in this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002. Copies of our Annual Reports on Forms 10-K and 10-K/A, Quarterly Reports on Forms 10-Q and 10-Q/A and Current Reports on Form 8-K are accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

Overview

Over the last several years, the telecommunications industry has been adversely affected by the general economic downturn, a decrease in capital spending, uncertainty in the regulatory environment, company closures and job losses. Despite this challenging business environment, we have continued to expand our portfolio of innovative access solutions, grow our market share, and expand our presence within key customer accounts.

AFC is the largest U.S. wireline equipment manufacturer dedicated solely to the access network. We sell access solutions to telecommunications companies in the U.S. and international marketplaces. Key components of our access solutions include our AccessMAXTM, TelliantTM and TransMAXTM 1500 products. Our long-term strategy includes continued development of access solutions that enable our customers to deploy emerging broadband services in a more efficient and cost-effective manner to their customers.

Video has become the key application for telecommunications companies worldwide in completing their deployment of the “Triple Play” — bundled voice, video and data services over a single infrastructure. At the SUPERCOMM telecommunications trade show in June 2003, we introduced three new solutions addressing the Triple Play: TelcoVideoSM, FiberDirectSM, and our PacketVoiceSM solution.

AFC’s TelcoVideo solution integrates all the necessary network elements: head-end where data originates, transport, access and routing, and customer premise equipment such as modems and set-top boxes. TelcoVideo delivers a flexible, fully integrated solution that is available today. Our other innovative solutions, such as FiberDirect, enable telecommunications companies to economically deploy Fiber-to-the-Premises (FTTP). By adding an optical line terminal plug-in card to the AccessMAX platform, FiberDirect will be able to meet the demands of FTTP applications. FTTP is another key application for offering the Triple Play, and more importantly, sets the foundation for the next generation network. AFC also continues to enable the convergence of services in the network with our PacketVoice solution. Beginning initially with AccessMAX, we can deploy softswitch controlled voice interfaces directly from our platform, enabling true packet network convergence of voice and data services. This solution provides management, transport and control of all services (voice, video and data) over a single packetized network infrastructure, allowing telecommunications companies to offer more services while significantly reducing their operational costs.

From an industry standpoint, we believe the Federal Communications Commission’s (FCC’s) Triennial Review has had some impact on the regional Bell operating companies’ (RBOCs) investment decisions even though the final rules have not been issued. We believe the preliminary rulings encourage long-term investment in broadband networks. During the second quarter of 2003, BellSouth Corporation, SBC Communications, Inc. (SBC) and Verizon Communications, Inc. (Verizon)

issued a joint request for proposal (RFP) for FTTP solutions. This RFP is important for the telecommunications industry because of the potential for setting access network architecture and technology standards for the long term.

We are positioning our comprehensive portfolio to take advantage of the deployment of broadband services over both digital subscriber line (DSL) and FTTP networks. We believe that investment in the access network will be a key focus for telecommunications companies in the future as they deploy DSL and FTTP.

To accomplish our long-term objectives, we believe we need to continue investing in research and development activities and possible acquisitions or partnerships. Based on our technology decisions, we believe that we will be positioned to meet our customers’ needs as the telecommunications industry rebounds.

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Revenues. Total revenues were $83.0 million in the quarter ended June 30, 2003, a 4% reduction from the $86.3 million recorded in the second quarter ended June 30, 2002.

Sales to U.S. customers were down slightly at $70.3 million in the quarter ended June 30, 2003, compared with $71.7 million in the quarter ended June 30, 2002. AccessMAX sales and service revenue decreased, partially offset by an increase in Telliant and TransMAX sales, in the quarter ended June 30, 2003 as compared with the same period in the prior year. Sales to U.S. customers accounted for 85% of total revenues in the quarter ended June 30, 2003 and 83% in the quarter ended June 30, 2002.

Sales to international customers decreased 13% to $12.7 million in the quarter ended June 30, 2003, from $14.6 million in the quarter ended June 30, 2002. AccessMAX sales decreased in the quarter ended June 30, 2003 as compared with the same period in the prior year. Sales to international customers accounted for 15% of total revenues in the quarter ended June 30, 2003 and 17% in the quarter ended June 30, 2002.

Total revenues were $163.5 million in the first half of 2003, a 2% reduction from the $166.6 million recorded in the first half of 2002.

Sales to U.S. customers were flat at $138.3 million in the first half of 2003, compared with $138.9 million in the first half of 2002. Network management products, AccessMAX and service revenue decreased, partially offset by an increase in Telliant and TransMAX sales in the first half of 2003 as compared with the same period in the prior year. Sales to U.S. customers accounted for 85% of total revenues in the first half of 2003 and 83% in the first half of 2002.

Sales to international customers decreased 9% to $25.2 million in the first half of 2003 from $27.7 million in the first half of 2002. AccessMAX sales decreased in the first half of 2003 as compared with the same period in the prior year. Sales to international customers accounted for 15% of total revenues in the first half of 2003 and 17% in the first half of 2002.

Alltel Communications Products, Inc. (Alltel) and Sprint North Supply Company (Sprint) are distribution subsidiaries of Alltel Corporation and Sprint Corporation, respectively. Both Alltel and Sprint distribute our products to their affiliates, and to a lesser extent, other companies. Sprint and Alltel accounted for 32.9% and 14.1% of total revenues in the quarter ended June 30, 2003, respectively. Sprint, Alltel and Verizon accounted for

18.9%, 11.2% and 10.5% of total revenues in the quarter ended June 30, 2002, respectively. Sprint and Alltel accounted for 31.8% and 13.3% of total revenues in the first half of 2003, respectively. Sprint, Alltel, SBC and Verizon accounted for 15.7%, 11.9%, 10.2% and 10.2% of total revenues in the first half of 2002, respectively. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. Sales to our top five customers accounted for 62% of total revenues in the first half of 2003, an increase from 54% in the same period a year ago.

Gross Profit. Gross profit as a percentage of revenues increased to 49.5% in the quarter ended June 30, 2003 from 45.1% in the quarter ended June 30, 2002. Gross profit increased to 49.4% in the first half of 2003 from 46.0% in the first half of 2002. The increases in both periods were partially caused by reductions in the warranty reserve and accrual rate, partially offset by a write-down of inventory and operations fixed assets. The $0.9 million net reduction in cost of revenues increased gross margin by 1.1 and 0.6 percentage points, respectively, in the second quarter and first half of 2003. In addition, material cost reductions arising from changing contract manufacturers in the third quarter of 2002 helped improve gross profit in 2003. Other factors that increased gross profit in 2003 were a shift in customer and product mix in 2003 and the cessation of EMS development cost amortization at the end of 2002.

Research and Development. Research and development expenses increased 23% to $19.4 million in the quarter ended June 30, 2003 and represented 23% of revenues, compared with 18% of revenues in the quarter ended June 30, 2002. These expenses in the quarter ended June 30, 2003 were higher than the quarter ended June 30, 2002 primarily as a result of fixed asset write-offs. The quarter ended June 30, 2003 also included costs for compliance testing on our Telliant and TransMAX products, and employee relocations related to the consolidation of facility locations in April 2003. Partially offsetting these increases were decreases in employee benefit expenditures as a result of cost containment efforts, and lower engineering development costs.

Research and development expenses increased 22% to $35.3 million in the first half of 2003 and represented 22% of revenues, compared with 17% of revenues in the first half of 2002. These expenses in the first half of 2003 were higher than the first half of 2002 primarily due to severance resulting from the workforce reduction in April 2003 and fixed asset write-offs. The first half of 2003 also included higher direct material costs, greater usage of outside consultants in product development and higher performance-based compensation.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses decreased 15% to $11.1 million in the quarter ended June 30, 2003 and represented 13% of revenues, compared with 15% of revenues in the quarter ended June 30, 2002. These expenses in the quarter ended June 30, 2003 declined from the quarter ended June 30, 2002 primarily due to the decrease in compensation as a result of the workforce reduction in April 2003. A change in the 2003 commission structure resulted in lower domestic sales commissions as compared to the prior year’s comparable period. In addition, continuing cost containment efforts lowered employee benefit expenditures, changes in the international customer sales mix led to lower levels of distributor commissions, and fixed asset write-offs resulted in lower depreciation.

Sales and marketing expenses decreased 14% to $20.8 million in the first half of 2003 and represented 13% of revenues, compared with 15% of revenues in the first half of 2002. These expenses in the first half of 2003 declined from the first half of 2002 primarily due to the decrease in compensation and commissions as a result of the workforce reduction in April 2003. In addition, cost containment efforts lowered employee benefit expenditures and travel and entertainment expenses, and fixed asset write-offs resulted in lower depreciation.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to continue to monitor sales and marketing expenses in view of future operating results.

General and Administrative. General and administrative expenses increased 29% to $8.9 million in the quarter ended June 30, 2003 and represented 11% of revenues, compared to 8% of revenues in the quarter ended June 30,

2002.     These expenses in the quarter ended June 30, 2003 increased from the quarter ended June 30, 2002 primarily due to restructuring reserves for lease and fixed asset losses, and severance arising from the April 2003 workforce reduction.

General and administrative expenses increased 11% to $14.8 million in the first half of 2003 and represented 9% of revenues, compared to 8% of revenues in the first half of 2002. These expenses in the first half of 2003 increased from the first half of 2002 primarily due to restructuring reserves for lease and fixed asset losses, and severance arising from the April 2003 workforce reduction. Partially offsetting these increases were decreases in employee benefit expenditures as a result of cost containment efforts, and lower bad debt expense.

We believe we have aligned general and administrative expenses with current results of operations. We plan to continue to monitor general and administrative expenses in view of future operating results.

Amortization. In the quarter ended June 30, 2003, we amortized $0.7 million of deferred compensation, non-compete agreements and completed technology arising from the acquisition of AccessLan Communications, Inc. (AccessLan) in May 2002. Year-to-date, we have expensed $1.4 million. We expect to continue expensing these intangibles through 2005.

Other Income. Other income decreased to $3.3 million in the quarter ended June 30, 2003 from $9.8 million in the quarter ended June 30, 2002. Other income decreased to $7.3 million in the first half of 2003 from $13.5 million in the first half of 2002. The decreases in both periods were primarily the result of settling the Cisco hedge contracts and the decreased gains on our Cisco investment. During the terms of the hedge contracts, the gains generated by them more than offset the Cisco share losses, resulting in unrealized gains. As the hedge contracts approached maturity, there were fewer fluctuations between them and the Cisco shares, which resulted in lower unrealized gains in 2003.

Income Taxes. The effective tax rate was 25% for the three and six month periods ended June 30, 2003, as compared to 32% for the three and six month periods ended June 30, 2002. The proceeds from the Cisco hedge contract settlement in February and May 2003 were invested in tax-exempt marketable securities, which allowed us to lower the tax rate in 2003.

Summary of Certain Significant Items

The following table provides a summary of items significantly affecting our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating:
Workforce reduction and restructuring	$5,474	$—	$5,474	$—
Amortization of acquired intangibles	651	1,083	1,444	1,083
In-process research and development	—	12,396	—	12,396
Securities litigation settlement costs	—	2,943	—	2,943
Non-operating:
Unrealized gains on Cisco investment	(30)	(8,152)	(1,386)	(10,612)

Total	$6,095	$8,270	$5,532	$5,810

Three Months Ended June 30, 2003

•	$5.5 million in expenses from severance and facility closures arising from a workforce reduction initiated in April 2003;

•	$0.7 million in amortization of acquired intangibles related to the acquisition of AccessLan in May 2002; and

•	$30 thousand in unrealized gains on our Cisco securities holdings and related hedge contract.

Three Months Ended June 30, 2002

•	$1.1 million in amortization of acquired intangibles related to the acquisition of AccessLan;

•	$12.4 million in expenses for in-process research and development written off related to the acquisition of AccessLan;

•	$2.9 million of costs related to the securities litigation settlement in June 2002; and

•	$8.2 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Six Months Ended June 30, 2003

•	$5.5 million in expenses from severance and facility closures arising from the workforce reduction initiated in April 2003;

•	$1.4 million in amortization of acquired intangibles related to the acquisition of AccessLan; and

•	$1.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Six Months Ended June 30, 2002

•	$1.1 million in amortization of acquired intangibles related to the acquisition of AccessLan;

•	$12.4 million in expenses for in-process research and development written off related to the acquisition of AccessLan;

•	$2.9 million of costs related to the securities litigation settlement; and

•	$10.6 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

In addition to the items above, our cost of revenues for the three and six month periods ended June 30, 2003 were affected by a $2.0 million reduction in the warranty reserve, a $0.9 million inventory write-down, and a $0.2 million fixed assets write-off. This resulted in a net $0.9 million improvement to gross profit. We also had a $1.4 million fixed assets write-off in research and development that affected operating expenses in both the three and six month periods ended June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $352.9 million at June 30, 2003, compared with $94.8 million at December 31, 2002. The February and May 2003 Cisco hedge contracts matured and a portion of the proceeds were booked to cash and cash equivalents.

Cisco marketable securities were $178.3 million at June 30, 2003, compared with $688.8 million in Cisco shares and related hedge contracts at December 31, 2002. The $510.5 million decrease was primarily the result of settling the two hedge contracts in February and May of 2003.

At June 30, 2003, we owned 10.6 million shares of Cisco common stock. On February 9, 2003, the primary hedge contract on our Cisco stock matured. This hedge contract covered 10.1 million of the Cisco shares we own. In February 2003, we entered into a Cisco stock loan agreement with a lender. We borrowed 10.1 million shares of Cisco stock to settle the hedge contract and received $656.2 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the new Cisco stock loan. The $656.2 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 10.6 million Cisco shares we own are reflected in current assets at fair market value. We reclassified approximately $252 million in deferred taxes related to the recognized gain on the 10.1 million Cisco shares and related hedge contract to current taxes payable. The fair market value of the Cisco stock loan obligation is reflected as a current liability.

On May 5, 2003, the hedge contract covering 0.5 million of the Cisco shares we own matured. We borrowed 0.5 million shares of Cisco stock in May 2003 to settle the hedge contract and received $34.1 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the second Cisco stock loan. The $34.1 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 0.5 million Cisco shares we own are reflected in current assets at fair market value. The accumulated unrealized gains on the 0.5 million share value and hedge contract value through May 2003 have been recognized in non-operating income. We reclassified approximately $13 million in deferred taxes related to the recognized gain on the 0.5 million Cisco shares and related hedge contract to current taxes payable. The fair market value of the new Cisco stock loan obligation is reflected as a current liability.

We estimate the total amount of taxes on the gain related to the Cisco shares and hedge contracts to be $265 million in 2003. The total amount of taxes due in 2003 is comprised of an estimated $55 million due on the stock gain and an estimated $210 million due on the hedge contracts gain. By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gain attributable to the hedge contracts could be deferred until we settle our new Cisco stock loans. While we believe that current tax law permits the deferral of payment of taxes on the gain from settlement of the hedge contracts, tax authorities may challenge this position. Accordingly, we will pay an estimated $265 million in federal and state taxes on the full amount of the gain in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. We will then seek a refund of approximately $210 million, representing the amount of taxes paid on the portion of the gain that we believe is subject to deferral.

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment related to the quarterly closing price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees, which are expensed as incurred.

Provisions in the February and May 2003 Cisco stock loan agreements contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Assuming Cisco’s stock price increases 10% annually over the next seven years, the maximum gross potential amount payable under the make-whole fees would be $3.5 million. Assuming no stock price increase over the next seven years, the maximum gross potential amount payable would be $2.5 million.

Other marketable securities were $543.7 million at June 30, 2003, compared with $213.0 million at December 31, 2002. The $330.7 million increase arose primarily as the result of investing a portion of the February and May 2003 Cisco hedge contract settlement proceeds.

At June 30, 2003, $20.0 million in restricted cash equivalents and marketable securities was held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest on the restricted cash equivalents and marketable securities during the bond period. The $20.0 million restricted cash resides in other assets on the June 30, 2003 balance sheet.

Operating activities in the first half of 2003 generated net cash of $584.3 million. This was primarily the result of cash proceeds from the settlement of the Cisco stock hedge contracts, and also from net income and the collection of a 2002 distribution receivable from Marconi Communications Inc. (Marconi). Partially offsetting these inflows was an increase in accounts receivable. Investing activities during the first half of 2003 used net cash of $336.3 million, primarily as a result of purchasing marketable securities with the proceeds from the settlement of the Cisco stock hedge contracts.

Days sales outstanding increased to 65 days at June 30, 2003 compared with 43 days at December 31, 2002. The increase was the result of decreased linearity of shipments.

Inventories, net of inventory reserves, decreased 26% to $22.6 million at June 30, 2003 from $30.6 million at December 31, 2002. Average inventory turnover at June 30, 2003 was 7.4 times per year compared with 5.7 times at December 31, 2002.

Working capital increased during the second quarter of 2003 from $784.8 million at December 31, 2002 to $817.9 million at June 30, 2003. The increase was primarily a result of settling the Cisco hedge contracts. Cash and marketable securities increased as a result of the proceeds from the hedge settlements. To a lesser extent, the additional liability for the Cisco stock loan agreements increased current liabilities.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At June 30, 2003 we had $1.9 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At June 30, 2003 there were no foreign exchange contracts outstanding.

We seek to minimize foreign currency risk by using forward contracts to hedge material accounts receivable and accounts payable. These contracts are marked to market and the gains and losses are reflected in our results of operations.

In April 2003, we announced a workforce reduction to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table displays expenditures related to the workforce reduction as of June 30, 2003 (in thousands):

			Reserve
	Non-Cash	Cash	Balance at
	Activity	Activity	June 30, 2003

Severance and employee related expenses	$259	$2,447	$259
Consolidation of excess leased facilities	2,738	30	1,771

We anticipate that substantially all of the remaining severance and employee related expenses will be paid in the third quarter of 2003. The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

In October 2001, our board of directors authorized a stock repurchase plan that provides for the repurchase of up to 10% of our currently issued and outstanding shares of common stock. Repurchases may be made from time to time at various prices in the open market, through block trades or otherwise. The plan became effective in October 2001 and may be suspended at any time without prior notice. As of June 30, 2003, 60,800 shares had been repurchased under this plan. An additional 1,876 shares were acquired through cancellation resulting from an employee’s stock swap transaction.

In connection with the stock repurchase plan announced in October 2001, we established a written trading plan in accordance with Securities and Exchange Commission Rule 10b5-1 under which we will repurchase shares of common stock, subject to conditions set forth in the trading plan. The trading plan will run from December 1, 2002 through December 2, 2003.

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

Continued growth in the access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions products and a positive regulatory environment for larger incumbent local exchange carrier (ILEC) customers. The compounding effect of the current economic contraction, current regulatory uncertainty and high debt levels may result in further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers. This could seriously harm our revenues, net income or cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Alltel and Sprint each accounted for 10% or more of total revenues in the quarter ended June 30, 2003. Both Alltel and Sprint distribute our products to their affiliates, and to a lesser extent, other companies. Sprint and Alltel accounted for 32.9% and 14.1% of total revenues in the quarter ended June 30, 2003, respectively. Sprint, Alltel and Verizon accounted for 18.9%, 11.2% and 10.5% of total revenues in the quarter ended June 30, 2002, respectively. Sprint and Alltel accounted for 31.8% and 13.3% of total revenues in the first half of 2003, respectively. Sprint, Alltel, SBC and Verizon accounted for 15.7%, 11.9%, 10.2% and 10.2% of total revenues in the first half of 2002, respectively. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 62% and 54% of total revenues in the first half of 2003 and 2002, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

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

Some of our customers have order specifications requiring us to design and build systems and purchase parts that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if we experience delays or cancellation of orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available-for-sale. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

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

International sales constituted 15% and 17% of our revenues in the first half of 2003 and 2002, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

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

In addition, there are economic and political risks that may impact our international sales. An example of these risks could be our inability to collect receivables from customers due to currency exchange controls imposed as a result of a country’s economic collapse. Another example could be a loss of customers due to terrorism or war. These problems would decrease our revenues and lower our net income.

We may be unable to secure necessary components and support because we depend upon a limited number of third party manufacturers and support organizations, and in some cases we rely upon sole or limited-source suppliers.

Our growth and ability to meet customer demands are also dependent on our ability to obtain timely deliveries of components from our suppliers. We currently purchase certain key components used in our products from sole or limited-source vendors. These components include our proprietary application specific integrated circuits, codec components and certain surface mount technology components. Most of our component purchases are on a purchase order basis without guaranteed supply arrangements. Some of our sole and limited-source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us because many of our competitors are larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. Although we believe there are alternative sources for these components, in the event of a disruption in supply, we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled product deliveries to our customers and increase our expenses. This could reduce our gross profit margin and net income.

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

Significant portions of our revenues are generated through sales of the AccessMAX family of products and a decline in demand for these products would result in decreased revenues and net income.

Significant portions of our revenues are derived from the AccessMAX product family. Any decrease in market demand for AccessMAX products would result in decreased revenues and lower net income. Factors that could affect demand for our products include price competition, regulatory uncertainty, technological change and new product introductions or announcements by our competitors.

Failure or inability to protect our intellectual property would adversely affect our ability to compete, which could result in decreased revenues.

We seek to protect our technology through a combination of copyrights, trademarks, trade secret laws, contractual obligations and patents. We currently hold three patents for our product family, and eleven patent applications are pending. However, these applications may not result in issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. These measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management resources, while not guaranteeing a successful result.

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

Tax authorities may challenge our request for a refund of taxes on the gains from the hedge contracts on our Cisco stock.

We acquired 10.6 million shares of Cisco stock as a result of our investment in privately-held Cerent Corporation, which was merged with Cisco in 1999. In February and May 2000, we entered into two hedge contracts economically equivalent to costless collar arrangements, to reduce our risk with respect to this position. In

February 2003, our hedge contract with respect to 10.1 million Cisco shares we own matured, and we received cash proceeds of $656.2 million. In May 2003, our hedge contract with respect to the 0.5 million Cisco shares we own matured, and we received cash proceeds of $34.1 million. We delivered newly borrowed Cisco shares in settlement of the hedge contracts. By using borrowed shares rather than the existing Cisco shares we own, we believe that under current tax law we are presently obligated to pay taxes only on the excess of the fair market value of Cisco stock on the date of the settlement over our tax basis in the stock. We believe that the payment of taxes on the gain attributable to the hedge contracts will be deferred until we settle the new Cisco stock loans. We intend to maintain these loans for an extended period, although there is no assurance that we will be able to do so.

Our position with respect to deferral of the tax on the gain related to the hedge contracts may be challenged by the tax authorities. Accordingly, in 2003 we will pay an estimated $265 million in federal and state taxes on the full amount of the gain on both the Cisco stock and the hedge contracts in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. On our June 30, 2003 balance sheet, we accounted for the tax liability on the gain from the Cisco stock and hedge contracts based on the value of these financial instruments at that time and the applicable statutory tax rates. We intend to seek a refund of approximately $210 million which will represent the amount of taxes paid on the portion of the gain that we believe is subject to deferral. There is no assurance as to the timing or amount of any refund, and we will incur modest costs in pursuing this course of action. Final resolution of this matter may take several years. Should we receive the requested refund, the additional cash would be invested for the benefit of stockholders. Because we will have borrowed the same number of Cisco shares as we own, upon completion of the transactions, we will not have any exposure to changes in the per share price for Cisco stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a Cisco shares liability for 10.6 million shares of Cisco common stock borrowed and outstanding at June 30, 2003. The following table shows the changes in fair value of the Cisco shares liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $16.89 closing price at June 27, 2003, the last trading day of our second fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares liability	$142,679	$178,348	$214,018

We have a Cisco shares asset for 10.6 million shares of Cisco common stock as of June 30, 2003. The following table shows the changes in fair value of the Cisco shares arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $16.89 closing price at June 27, 2003, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares asset	$142,679	$178,348	$214,018

We have foreign currency sales to two international customers. We hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At June 30, 2003, we held a $4.3 million minority interest equity investment in a non-publicly traded company. The company designs and manufactures telecommunications equipment. We began investing in the company in 1999. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company are in the initial general release phase. This company is also subject to risks resulting from uncertain standards for new products and competition. If these products fail to generate customer interest, the value of the company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of development stage companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that AFC’s disclosure controls and procedures were effective to meet the objectives for which they were designed.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Stockholders was held on May 22, 2003. Stockholders voted upon the following matters:

•	Election of two Class I Directors. Clifford H. Higgerson and William L. Keever were elected to serve terms continuing through the third Annual Meeting of Stockholders following their election, or their earlier resignation or removal. The result of the voting was as follows: 74,881,894 shares in favor of Clifford H. Higgerson, with 3,110,030 shares withheld, and 74,220,424 shares in favor of William L. Keever, with 3,771,500 shares withheld. Alex Sozonoff, formerly a Class I Director, decided to retire from the board effective immediately prior to the 2003 Annual Meeting and, accordingly, did not stand for re-election. The terms of office of Ruann F. Ernst and John A. Schofield continue until the 2004 Annual Meeting of Stockholders, and the terms of Dan Rasdal and Martin R. Klitten continue until the 2005 Annual Meeting of Stockholders.

•	Ratification of the selection of KPMG LLP as independent public accountants for AFC for the fiscal year ending December 31, 2003. The result of the vote was 75,864,465 shares in favor, 2,093,943 shares against, and 33,516 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description

3.7	Third Amended and Restated Bylaws of the Registrant.
31	Certifications.
32	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.

(b)  One Current Report on Form 8-K was furnished on July 24, 2003 reporting the issuance of a press release with respect to second quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: August 8, 2003	By:	/s/Keith E. Pratt
	Name: Title:	Keith E. Pratt Senior Vice President, Chief Financial Officer, and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

Index of Exhibits

Exhibit Number	Document Description
3.7	THIRD AMENDED AND RESTATED BYLAWS OF THE REGISTRANT.

31	CERTIFICATIONS.

32	STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER UNDER 18 U.S.C. SECTION 1350.