Form 10-Q
period 2003-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2003-11-07
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes [X] No [  ]

At October 31, 2003, there were 86,923,724 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$85,214	$91,767	$248,704	$258,317
Cost of revenues	44,600	46,603	127,367	136,601

Gross profit	40,614	45,164	121,337	121,716

Operating expenses:
Research and development	14,831	17,058	50,167	46,124
Sales and marketing	9,355	12,264	30,196	36,628
General and administrative	6,498	6,701	21,313	20,067
Amortization of acquired intangibles	349	1,280	1,793	2,363
In-process research and development	—	—	—	12,396
Securities litigation settlement costs	—	—	—	2,943

Total operating expenses	31,033	37,303	103,469	120,521

Operating income	9,581	7,861	17,868	1,195
Other income (expense):
Interest income, net	2,850	1,716	8,712	5,893
Unrealized gains on Cisco investment	—	4,392	1,386	15,004
Equity in losses of investee	—	—	—	(1,079)
Other	—	147	4	(23)

Total other income, net	2,850	6,255	10,102	19,795

Income before income taxes	12,431	14,116	27,970	20,990
Income taxes	3,108	4,517	6,993	6,717

Net income	$9,323	$9,599	$20,977	$14,273

Basic net income per share	$0.11	$0.11	$0.25	$0.17

Shares used in basic per share computations	86,246	83,836	85,478	83,104

Diluted net income per share	$0.11	$0.11	$0.24	$0.17

Shares used in diluted per share computations	87,906	85,754	86,832	85,554

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$305,577	$94,754
Cisco marketable securities and related hedge contracts	210,766	688,840
Other marketable securities	558,469	213,030
Accounts receivable, less allowances of $800 in 2003 and $819 in 2002	62,101	41,381
Inventories, net	21,721	30,553
Other current assets	31,588	26,667

Total current assets	1,190,222	1,095,225
Property and equipment, net	44,495	51,076
Goodwill	55,883	56,119
Other acquired intangible assets, net	4,654	5,675
Other assets	25,486	25,555

Total assets	$1,320,740	$1,233,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,704	$7,503
Accrued liabilities	37,267	47,384
Cisco securities loans payable	210,766	—
Current taxes payable	80,841	33,875
Deferred tax liabilities	—	221,673

Total current liabilities	342,578	310,435
Long-term liabilities	4,014	4,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 86,713,345 shares issued and 86,650,669 shares outstanding in 2003, 84,386,969 shares issued and 84,376,169 shares outstanding in 2002	868	844
Additional paid-in capital	370,745	336,542
Deferred compensation	(62)	(833)
Accumulated other comprehensive income	1,965	1,880
Retained earnings	601,472	580,495
Treasury stock, 62,676 shares in 2003 and 10,800 shares in 2002	(840)	(139)

Total stockholders’ equity	974,148	918,789

Total liabilities and stockholders’ equity	$1,320,740	$1,233,650

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$20,977	$14,273
Adjustments to reconcile net income to net cash provided by operating activities:
Cash proceeds from settlement of Cisco hedge contracts	690,226	—
Deferred income taxes	(243,228)	2,417
Current income taxes	46,966	(3,845)
Depreciation and amortization	14,238	15,072
Tax benefit from option exercises	6,730	7,947
Loss on disposal of fixed assets	2,955	878
Unrealized gains on Cisco investment	(1,386)	(15,004)
Allowance for doubtful accounts	507	650
In-process research and development	—	12,396
Equity in losses of investee, net of tax	—	734
Changes in operating assets and liabilities:
Accounts receivable	(20,991)	10,985
Inventories	8,832	(332)
Other current assets	16,634	14,977
Other assets	194	1,524
Accounts payable	6,201	(3,533)
Accrued and other liabilities	(10,529)	(7,946)

Net cash provided by operating activities	538,326	51,193

Cash flows from investing activities:
Purchases of other marketable securities	(4,459,794)	(430,759)
Sales of other marketable securities	3,872,418	325,141
Maturities of other marketable securities	241,870	138,811
Purchases of property and equipment, net of disposals	(8,793)	(7,577)
Acquisition, net of cash acquired	—	(42,978)
Restricted investment	—	(20,063)

Net cash used in investing activities	(354,299)	(37,425)

Cash flows from financing activities:
Proceeds from common stock issuances	27,497	13,342
Purchase of treasury stock	(701)	—

Net cash provided by financing activities	26,796	13,342

Increase in cash and cash equivalents	210,823	27,110
Cash and cash equivalents, beginning of period	94,754	39,528

Cash and cash equivalents, end of period	$305,577	$66,638

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

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

Note 2 Pro Forma Fair Value Information

We account for equity-based compensation plans with employees and non-employee members of the board of directors using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees. As of September 30, 2003, executive officers held 1.6 million of the 13.9 million total outstanding options held by employees and board of directors.

We follow the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. We use the Black-Scholes option-pricing model to calculate the disclosure requirements. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. AFC uses projected data for expected volatility and expected life of its stock options based on historical and other economic data trended into future years. AFC’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the estimate. In management’s opinion, the existing valuation models do not provide a reliable measure of fair value of AFC’s employee stock options.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, our net income and earnings per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$9,323	$9,599	$20,977	$14,273
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	58	743	579	1,394
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,551)	(9,948)	(29,009)	(30,627)

Pro forma net income (loss)	$830	$394	$(7,453)	$(14,960)
Earnings (loss) per share:
Basic – as reported	$0.11	$0.11	$0.25	$0.17
Basic – pro forma	0.01	0.00	(0.09)	(0.18)
Diluted – as reported	0.11	0.11	0.24	0.17
Diluted – pro forma	0.01	0.00	(0.09)	(0.18)

The fair value of option grants in the three and nine month periods ended September 30, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield, with the following weighted average assumptions:

		Weighted Average	Weighted Average
		Risk-free Interest	Expected Lives
	Volatility	Rate	(Years)

Three months ended September 30, 2003	88%	2.7%	4
Nine months ended September 30, 2003	90%	2.5%	4
Three months ended September 30, 2002	96%	4.0%	3.6
Nine months ended September 30, 2002	96%	4.0%	3.6

Pro forma compensation costs related to the Employee Stock Purchase Plan were calculated based on the Black-Scholes option-pricing model. The fair value of the employees’ purchase rights was estimated as of the date of grant for 2003 and 2002. The following weighted average assumptions were used, assuming no dividend yield:

		Weighted Average	Weighted Average
		Risk-free Interest	Expected Lives
	Volatility	Rate	(Months)

January 2004	91%	1.1%	9
January 2003	96%	1.0%	6

Note 3 Settlement of Cisco Hedge Contracts

In February and May of 2003, the hedge contracts on our Cisco Systems, Inc. (Cisco) stock matured. The hedge contracts covered 10.6 million of the Cisco shares we own. In February and May 2003, we borrowed a total of 10.6 million shares of Cisco stock to settle the hedge contracts. We retained the Cisco shares we already owned, which were pledged as security under the Cisco stock loans. We received $690.3 million in cash for settling the hedge contracts and invested it in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. We reclassified approximately $265 million in deferred taxes related to the recognized gain on the 10.6 million Cisco shares and related hedge contracts to current taxes payable in the first and second quarters of 2003. The fair market values of the new Cisco stock loans are reflected as current liabilities.

By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gains attributable to the hedge contracts could be deferred until we settle the new Cisco stock loans.

Note 4 Cisco Stock Loan Fees

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment based on the average daily price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees, which are expensed as incurred.

Provisions in the February and May 2003 Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10%, of a portion of future borrowing fees due up to and including the seventh year. Over the next seven years, the maximum gross potential amount payable would be $2.2 million.

Note 5 Warranty Reserve

Warranty reserve activity for the nine months ended September 30, 2003, consisted of the following (in thousands):

Balance at December 31, 2002	$15,097
Accrual for warranty costs	6,204
Settlements made in cash or in kind	(6,335)
Reduction in reserve due to cost true-up and change in accrual rate	(2,000)

Balance at September 30, 2003	$12,966

A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on historical trends in warranty claims and expected material and labor costs to provide warranty services. In addition, we evaluate the overall reasonableness and adequacy of the warranty reserve provision at the end of each quarter. In the second quarter of 2003, we performed an analysis of warranty service activities and costs. We adjusted the reserve level and reduced our estimate for the warranty reserve accrual rate for future periods. Additionally, some personnel-related costs previously charged to the warranty reserve are now charged to operating expenses as incurred.

Note 6 Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$11,349	$9,919
Work-in-progress	1,012	1,152
Finished goods	9,360	19,482

Inventories	$21,721	$30,553

Note 7 Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$9,323	$9,599	$20,977	$14,273
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(3)	(6)	(2)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(294)	219	91	480

Total comprehensive income	$9,028	$9,815	$21,062	$14,751

Note 8 Net Income Per Share

The shares and net income amounts used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$9,323	$9,599	$20,977	$14,273

Shares used in basic per share computations, actual weighted average common shares outstanding for the period	86,246	83,836	85,478	83,104
Weighted average number of shares upon exercise of dilutive options	1,660	1,918	1,354	2,450

Shares used in diluted per share calculations	87,906	85,754	86,832	85,554

Basic net income per share	$0.11	$0.11	$0.25	$0.17

Diluted net income per share	$0.11	$0.11	$0.24	$0.17

Options to purchase 5,237,170 and 8,178,177 shares of common stock during the three months ended September 30, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share. Options to purchase 6,888,633 and 7,777,353 shares of common stock during the nine months ended September 30, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and inclusion would be anti-dilutive.

Note 9 Workforce Reduction

In April 2003, we announced a 102-employee workforce reduction to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table displays expenditures from April 2003 through September 30, 2003 related to the workforce reduction (in thousands):

	Reserve				Reserve
	Balance				Balance at
	at March 31,				September 30,
	2003	Charges	Reductions	Reversals	2003

Severance and employee related expenses	$—	$2,706	$(2,550)	$—	$156
Consolidation of excess leased facilities	—	2,768	(1,394)	—	1,374

Total	$—	$5,474	$(3,944)	$—	$1,530

Estimated cost savings from the workforce reduction are approximately $8.1 million through December 31, 2003. We anticipate the remaining severance and employee related expenses will be paid through mid 2004. The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

Note 10 Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires a company to consolidate a variable interest entity if the company is subject to the majority of the risk of loss from the entity’s activities, is entitled to a majority of the entity’s residual returns, or both. This Interpretation is effective for AFC in the fourth quarter of 2003. We expect adoption of the Interpretation will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is effective for AFC in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.” In some cases, you can identify these statements by terms such as “may,” “intend,” “might,” “expect,” “believe,” “seek,” “anticipate,” “estimate,” “predict,” “potential,” “target,” “goals,” “projects,” “plan,” “should,” “could,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition” of this Quarterly Report on Form 10-Q. These risks and uncertainties may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements and notes thereto in this Quarterly Report on Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished to the SEC are accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

Overview

Over the last several years, the telecommunications industry has been adversely affected by the general economic downturn, a decrease in capital spending, the uncertainty in the regulatory environment, company closures and job losses. Despite this challenging business environment, we have continued to expand our portfolio of innovative access solutions, grow our market share, and expand our presence within key customer accounts.

We are the largest U.S. wireline equipment manufacturer dedicated solely to the access network. We sell access solutions to telecommunications companies in the U.S. and international marketplaces. Our long-term strategy includes continued development of access solutions that enable our customers to deploy emerging broadband services in a more efficient and cost-effective manner to their customers.

We offer comprehensive carrier-class solutions to our customers that satisfy the demand for such leading technologies and architectures as digital subscriber line (DSL), video, Fiber-to-the-Premises (FTTP), and packetized voice. AccessMAXTM is our flagship next generation digital loop carrier product for delivering integrated voice and broadband services. We see considerable opportunities for AccessMAX to provide network evolution from circuit-based to packet-based technology. TelliantTM is our multi-service broadband access and aggregation solution, capable of delivering significant capacity and density for the evolving broadband network. We believe Telliant helps telecommunications companies reduce their capital and operating expenses when deploying broadband services, as well as video over DSL.

With our TelcoVideoSM solution, telecommunications companies worldwide can efficiently complete the bundling of voice, video and data services over a single infrastructure. Completing this “Triple Play” makes it possible for carriers to compete more effectively, and increase customer acquisition and retention. Our TelcoVideo solution is a fully integrated, end-to-end offering including head-end equipment, transport, access and routing, and customer premise equipment. TelcoVideo delivers a flexible, fully integrated solution that is available today over existing copper and future fiber networks.

We believe our FiberDirectSM, solution enables telecommunications companies to quickly and economically transition from legacy copper to high-speed, high-capacity fiber networks. With the addition of a passive optical network plug-in card to our multi-service access platform, AccessMAX can be upgraded to an AccessMAX FiberDirect system. We have over 100,000 AccessMAX platforms, or FTTP-capable systems, already deployed in the field. We designed FiberDirect around the full service access network standard that is accepted by large carriers in the U.S. and internationally. FTTP is another key architecture for offering the Triple Play, and more importantly, sets the foundation for the next generation network.

We continue to enable the convergence of services in the network with our PacketVoiceSM solution. Softswitch controlled voice interfaces can be deployed directly from our multi-service access platform, enabling true packet network convergence of voice and data services. This solution provides management, transport and control of all services - voice, video and data - over a single packetized network infrastructure. We believe PacketVoice allows telecommunications companies to offer more services while significantly reducing their operational costs.

From an industry standpoint, we believe the Federal Communications Commission’s (FCC’s) Triennial Review has had some impact on the regional Bell operating companies’ (RBOCs) investment decisions. We believe the final ruling encourages long-term investment in broadband networks and migration to FTTP-based services. During the second quarter of 2003, BellSouth Corporation, SBC Communications, Inc. (SBC) and Verizon Communications, Inc. (Verizon) issued a joint request for proposal (RFP) for FTTP solutions. This RFP is important for the telecommunications industry because of the potential for setting access network architecture and technology standards for the long-term. We are actively pursuing FTTP opportunities in both large and small markets.

We are positioning our comprehensive portfolio to take advantage of the deployment of broadband services over both DSL and FTTP networks. We believe that investment in the access network will be a key focus for telecommunications companies in the future as DSL continues to be deployed and the migration to FTTP begins. We expect to begin lab trials for FiberDirect during the fourth quarter of 2003, resulting in increased research and development spending for the quarter.

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been two changes to our critical accounting policies since December 31, 2002. We updated the warranty reserve accrual rate as described in note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report. We also initiated a DSL card rebate program in the quarter ended September 30, 2003. The cost of the rebate program was reserved and recorded to accrued liabilities in the quarter ended September 30, 2003. The rebate program runs through the quarter ending December 31, 2003.

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Revenues. Total revenues were $85.2 million in the quarter ended September 30, 2003, a 7% reduction from the $91.7 million recorded in the quarter ended September 30, 2002.

Sales to U.S. customers decreased 11% to $74.1 million in the quarter ended September 30, 2003, compared with $83.2 million in the quarter ended September 30, 2002. Decreased sales of AccessMAX and lower service revenues were the primary reasons sales to U.S. customers decreased as compared with the same period in the prior year. During the quarter ended September 30, 2003, we initiated a DSL card rebate program. The rebate program was reserved and recorded in accrued liabilities, and as a result, lowered total revenues recognized for the quarter. Sales to U.S. customers accounted for 87% of total revenues in the quarter ended September 30, 2003, and 91% in the quarter ended September 30, 2002.

Sales to international customers increased 30% to $11.1 million in the quarter ended September 30, 2003, from $8.5 million in the quarter ended September 30, 2002. Increased sales of AccessMAX were the primary reason sales to international customers increased as compared with the same period in the prior year. Sales to international customers accounted for 13% of total revenues in the quarter ended September 30, 2003, and 9% in the quarter ended September 30, 2002.

Total revenues were $248.7 million in the first nine months of 2003, a 4% reduction from the $258.3 million recorded in the first nine months of 2002.

Sales to U.S. customers decreased 4% to $212.4 million in the first nine months of 2003, compared with $222.1 million in the first nine months of 2002. The primary reason sales to U.S. customers decreased in the nine months ended September 30, 2003 was due to decreased sales of AccessMAX and network management products, partially offset by increased sales of Telliant as compared with the same period in the prior year. Sales to U.S. customers accounted for 85% of total revenues in the first nine months of 2003, and 86% in the first nine months of 2002.

Sales to international customers increased slightly to $36.3 million in the first nine months of 2003, from $36.2 million in the first nine months of 2002. The primary reason sales to international customers increased in the nine months ended September 30, 2003 was due to increased sales of Telliant and network management products, partially offset by a decrease in royalties, as compared with the same period in the prior year. Sales to international customers accounted for 15% of total revenues in the first nine months of 2003, and 14% in the first nine months of 2002.

Sprint North Supply Company (Sprint) and Alltel Communications Products, Inc. (Alltel) accounted for 37.3% and 12.5% of total revenues in the quarter ended September 30, 2003, respectively. Sprint, Verizon and Alltel accounted for 26.5%, 14.1% and 12.6% of total revenues in the quarter ended September 30, 2002, respectively. Sprint and Alltel accounted for 33.7% and 13% of total revenues in the first nine months of 2003, respectively. Sprint, Alltel and Verizon accounted for 19.5%, 12.2% and 11.6% of total revenues in the first nine months of 2002, respectively. No other customer accounted for 10% or more of total revenues in any of these periods. Although our largest customers have varied over time, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. Sales to our top five customers accounted for 65% of total revenues in the first nine months of 2003, an increase from 56% in the same period a year ago.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. Our product sales to Sprint and Alltel are distributed to affiliates for deployment in their own networks and sold through to third party independent operating companies (IOC) customers. Historically, approximately 25% to 40% of our sales to Sprint and Alltel are sold to IOC customers.

Gross Profit. Gross profit as a percentage of revenues decreased to 47.7% in the quarter ended September 30, 2003, from 49.2% in the quarter ended September 30, 2002. The lower margin in the quarter ended September 30, 2003 was primarily a result of shifts in customer and product mix. The lower margin was also the result of a DSL card upgrade promotion. We increased sales to certain large customers, which carried lower margins in 2003 as compared to 2002. Sales of lower margin cabinets and large-line systems increased during the quarter ended September 30, 2003 as compared to the prior year comparable quarter. In addition, we began offering a DSL card upgrade promotion in 2003, which lowered revenue in the quarter ended September 30, 2003 and had the effect of lowering margin in the third quarter of 2003. There was no comparable upgrade program in 2002. Partially offsetting these decreases in margin were material cost reductions due to a change in contract manufacturer in the fourth quarter of 2002. In addition, the margin for the quarter ended September 30, 2002 included software development cost amortization, which had the effect of lowering 2002 margin. There was no software development cost amortization in the quarter ended September 30, 2003.

Gross profit increased to 48.8% in the first nine months of 2003 from 47.1% in the first nine months of 2002. The increase in the first nine months of 2003 was primarily caused by reductions in the warranty reserve and accrual rate during the second quarter of 2003, material cost savings arising from the 2002 change in contract manufacturer, shifts in customer mix and product mix, the DSL card upgrade promotion, and the lack of software development amortization in 2003.

Research and Development. Research and development expenses decreased 13% to $14.8 million in the quarter ended September 30, 2003, and represented 17% of revenues, compared with 19% of revenues in the quarter ended September 30, 2002. Research and development expenses in the quarter ended September 30, 2003 were lower than the prior year comparable quarter primarily due to lower compensation, employee benefits, an operating lease loss in 2002, and lower engineering development costs in 2003. Compensation costs were lower due to the decreased number of research and development employees resulting from the April 2003 workforce reduction. Employee benefits were lower primarily due to cost containment efforts. The quarter ended September 30, 2002 included costs related to writing off a portion of the operating lease for the Miramar, Florida engineering office. Engineering development costs were lower in the quarter ended September 30, 2003 due to the timing of product development as compared to the prior year comparable quarter. Partially offsetting these decreases between quarters was an increase in engineering materials used for FiberDirect and other product development during the quarter ended September 30, 2003.

Research and development expenses increased 9% to $50.2 million in the first nine months of 2003, and represented 20% of revenues, compared with 18% of revenues in the first nine months of 2002. Research and development expenses in the first nine months of 2003 were higher than the prior year comparable period primarily due to severance and related costs associated with the April 2003 workforce reduction, fixed asset write-offs, engineering materials, the use of outside consultants for product development, and performance-based compensation. Partially offsetting these increases between periods was a reduction in employee benefits as a result of cost containment efforts.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses decreased 24% to $9.4 million in the quarter ended September 30, 2003, and represented 11% of revenues, compared with 13% of revenues in the quarter ended September 30, 2002. Sales and marketing expenses in the quarter ended September 30, 2003, were lower than the prior year comparable quarter primarily due to the decrease in compensation resulting from the April 2003 workforce reduction. Cost containment efforts in 2003 lowered trade show-related costs and employee benefit costs. A change in the 2003 commission structure contributed to lower sales commissions as compared to the prior year comparable quarter. Partially offsetting these decreases between quarters was an increase in advertising costs during the quarter ended September 30, 2003.

Sales and marketing expenses decreased 18% to $30.2 million in the first nine months of 2003, and represented 12% of revenues, compared with 14% of revenues in the first nine months of 2002. Sales and marketing expenses in the first nine months of 2003 declined from the prior year comparable period primarily due to the decrease in compensation and employee benefits as a result of the April 2003 workforce reduction and cost containment efforts, and a change in commission structure. In addition, employee travel and entertainment costs and trade show costs were lower as compared with the prior year. Partially offsetting these decreases between periods were increased advertising costs, and severance and related costs associated with the April 2003 workforce reduction.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to continue to monitor sales and marketing expenses in view of future operating results.

General and Administrative. General and administrative expenses decreased 3% to $6.5 million in the quarter ended September 30, 2003, and represented 8% of revenues, compared to 7% of revenues in the quarter ended September 30, 2002. General and administrative expenses in the quarter ended September 30, 2003 were lower than the prior year comparable quarter primarily due to lower amounts of fixed assets written off, decreases in compensation resulting from the April 2003 reduction in force, and a decrease in employee benefits resulting from cost containment efforts.

General and administrative expenses increased 6% to $21.3 million in the first nine months of 2003, and represented 9% of revenues, compared to 8% of revenues in the first nine months of 2002. General and administrative expenses in the first nine months of 2003 increased from the prior year comparable period primarily due to the April 2003 workforce reduction which included restructuring reserves for leased facility losses and severance and related costs. Partially offsetting these increases between periods was a decrease in employee benefits resulting from cost containment efforts.

We believe we have aligned general and administrative expenses with current results of operations. We plan to continue to monitor general and administrative expenses in view of future operating results.

Amortization. In the quarter ended September 30, 2003, we amortized $0.3 million of deferred compensation, non-compete agreements and completed technology arising from the acquisition of AccessLan Communications, Inc. (AccessLan) in May 2002. For the nine months ended September 30, 2003, we have expensed $1.8 million. We expect to continue expensing these intangibles through approximately 2005.

Other Income. Other income decreased to $2.9 million in the quarter ended September 30, 2003, from $6.3 million in the quarter ended September 30, 2002. Other income decreased to $10.1 million in the first nine months of 2003 from $19.8 million in the first nine months of 2002. The decreases in both comparative periods were primarily the result of settling the Cisco hedge contracts and the decreased gains on our Cisco investment. Historically, the gains generated by the hedge contracts more than offset the Cisco share losses, resulting in unrealized gains. As the hedge contracts approached maturity, there were fewer fluctuations between the contracts and the Cisco shares. The last hedge contract was settled in May of 2003.

Income Taxes. The effective tax rate was 25% for the three and nine month periods ended September 30, 2003, as compared to 32% for the three and nine month periods ended September 30, 2002. The proceeds from the Cisco hedge contract settlements in February and May 2003 were invested primarily in tax-exempt marketable securities, which allowed us to lower the tax rate in 2003.

Summary of Certain Significant Items

AFC management takes certain significant items into consideration when evaluating internal performance and results of operations. We excluded the following significant items from our GAAP results of operations for budgeting purposes, reviewing business performance and making investment decisions (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating:
Amortization of acquired intangibles	$349	$1,280	$1,793	$2,363
Workforce reduction and restructuring	—	—	5,474	—
In-process research and development	—	—	—	12,396
Securities litigation settlement costs	—	—	—	2,943
Leased facility write-off		439	—	439
Non-operating:
Unrealized gains on Cisco investment	—	4,392	1,386	15,004

Total	$349	$2,673	$5,881	$3,137

Three Months Ended September 30, 2003

•     $0.3 million in amortization of acquired intangibles related to the acquisition of AccessLan in May 2002.

Three Months Ended September 30, 2002

•	$1.3 million in amortization of acquired intangibles related to the acquisition of AccessLan;

•	$0.4 million related to the Miramar leased facility write-off; and

•	$4.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Nine months Ended September 30, 2003

•	$1.8 million in amortization of acquired intangibles related to the acquisition of AccessLan;

•	$5.5 million in expenses from severance and facility closures arising from the April 2003 workforce reduction; and

•	$1.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Nine months Ended September 30, 2002

•	$2.4 million in amortization of acquired intangibles related to the acquisition of AccessLan;

•	$12.4 million in expenses for in-process research and development written off related to the acquisition of AccessLan;

•	$2.9 million of costs related to the securities litigation settlement;

•	$0.4 million related to the Miramar leased facility write-off; and

•	$15.0 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Liquidity and Capital Resources

Cash and cash equivalents were $305.6 million at September 30, 2003, compared with $94.8 million at December 31, 2002. The Cisco hedge contracts matured in February and May of 2003 and a portion of the proceeds were booked to cash and cash equivalents.

Cisco marketable securities were $210.8 million at September 30, 2003, compared with $688.8 million in Cisco shares and related hedge contracts at December 31, 2002. The $478 million decrease was primarily the result of settling the two hedge contracts in February and May of 2003.

At September 30, 2003, we owned 10.6 million shares of Cisco common stock. In February 2003, the primary hedge contract on our Cisco stock matured. This hedge contract covered 10.1 million of the Cisco shares we own. In February 2003, we entered into a Cisco stock loan agreement with a lender. We borrowed 10.1 million shares of Cisco stock to settle the hedge contract and received $656.2 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the new Cisco stock loan. The $656.2 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 10.6 million Cisco shares we own are reflected in current assets at fair market value. We reclassified approximately $252 million in deferred taxes related to the recognized gain on the 10.1 million Cisco shares and related hedge contract to current taxes payable in the first quarter of 2003. The fair market value of the Cisco stock loan obligation is reflected as a current liability.

In May 2003, the hedge contract covering 0.5 million of the Cisco shares we own matured. We borrowed 0.5 million shares of Cisco stock in May 2003 to settle the hedge contract and received $34.1 million in cash. We retained the Cisco shares we already owned, which were pledged as security under the second Cisco stock loan. The $34.1 million was invested in available-for-sale municipal and corporate debt and equity securities in accordance with our investment policy. The 0.5 million Cisco shares we own are reflected in current assets at fair market value. We reclassified approximately $13 million in deferred taxes related to the recognized gain on the 0.5 million Cisco shares and related hedge contract to current taxes payable during the second quarter of 2003. The fair market value of the Cisco stock loan obligation is reflected as a current liability.

We estimate the total amount of taxes on the gain related to the Cisco shares and hedge contracts to be $265 million in 2003. The total amount of taxes due in 2003 is comprised of an estimated $55 million due on the stock gain and an estimated $210 million due on the hedge contracts gain. By using borrowed shares to settle the hedge contracts, we believe that payment of the estimated taxes on the gain attributable to the hedge contracts could be deferred until we settle the new Cisco stock loans. While we believe that current tax law permits the deferral of payment of taxes on the gain from settlement of the hedge contracts, tax authorities may challenge this position. We are paying an estimated $265 million in federal and state taxes, less applicable credits, on the full amount of the gain in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. Of the estimated total, we have paid $191 million in taxes during the nine months ended September 30, 2003. We will file our 2003 tax return in 2004 and then seek a refund of approximately $210 million. This refund represents the amount of taxes paid on the portion of the gain that we believe is subject to deferral.

In connection with borrowing the Cisco shares under the stock loans, we pay various borrowing fees on a quarterly basis. We pay borrowing fees and a fee adjustment based on the average daily price of Cisco stock. We are expensing the borrowing fees on a straight-line basis over the lives of the loans. We expect to incur costs of approximately $1 million annually, net of taxes, to pursue our tax position. These costs include legal fees and borrowing fees, which are expensed as incurred.

Provisions in the February and May 2003 Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Over the next seven years, the maximum gross potential amount payable would be $2.2 million.

Other marketable securities were $558.5 million at September 30, 2003, compared with $213.0 million at December 31, 2002. The $345.5 million increase arose primarily as the result of investing a portion of the February and May 2003 Cisco hedge contract settlement proceeds.

At September 30, 2003, $20.0 million in restricted cash equivalents and marketable securities was held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest on the restricted cash equivalents and marketable securities during the bond period. The $20.0 million restricted cash is recorded in other assets on the September 30, 2003 balance sheet.

Operating activities in the first nine months of 2003 generated net cash of $538.3 million. This was primarily the result of cash proceeds from the settlement of the Cisco stock hedge contracts, and also from net income and the collection of a 2002 distribution receivable from Marconi Communications Inc. (Marconi). Partially offsetting these inflows was an increase in accounts receivable. Investing activities during the first nine months of 2003 used net cash of $354.3 million, primarily as a result of purchasing marketable securities with the proceeds from the settlement of the Cisco stock hedge contracts.

Days sales outstanding increased to 66 days at September 30, 2003, compared with 43 days at December 31, 2002. The increase was the result of decreased shipping linearity.

Inventories, net of inventory reserves, decreased 29% to $21.7 million at September 30, 2003, from $30.6 million at December 31, 2002. Average inventory turnover at September 30, 2003, was 8.2 times per year compared with 5.7 times at December 31, 2002.

Working capital increased from $784.8 million at December 31, 2002 to $847.6 million at September 30, 2003. The increase was primarily a result of settling the Cisco hedge contracts. Cash and marketable securities increased and taxes payable decreased as a result of the proceeds from the hedge settlements. To a lesser extent, the additional liability for the Cisco stock loan agreements increased current liabilities.

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At September 30, 2003, we had $1.9 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain bank agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At September 30, 2003, there were no foreign exchange contracts outstanding.

We seek to minimize foreign currency risk by using forward contracts to hedge material accounts receivable and accounts payable. These contracts are marked to market and the gains and losses are reflected in our results of operations.

In April 2003, we announced a 102-employee workforce reduction to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table displays expenditures from April 2003 through September 30, 2003 related to the workforce reduction (in thousands):

	Reserve				Reserve
	Balance				Balance at
	at March 31,				September 30,
	2003	Charges	Reductions	Reversals	2003

Severance and employee related expenses	$—	$2,706	$(2,550)	$—	$156
Consolidation of excess leased facilities	—	2,768	(1,394)	—	1,374

Total	$—	$5,474	$(3,944)	$—	$1,530

Estimated cost savings from the workforce reduction are approximately $8.1 million through December 31, 2003. We anticipate the remaining severance and employee related expenses will be paid through mid 2004. The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

In October 2001, our board of directors authorized a stock repurchase plan that provides for the repurchase of up to 10% of our currently issued and outstanding shares of common stock. Repurchases may be made from time to time at various prices in the open market, through block trades or otherwise. The plan became effective in October 2001 and may be suspended at any time without prior notice. As of September 30, 2003, 62,676 shares had been repurchased or reacquired under this plan.

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

We believe our existing cash and marketable securities and cash flows from operating and financing activities are adequate to support our financial resource needs, working capital and capital expenditure requirements, and operating lease obligations, for at least the next 12 months.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside our control. These factors include, but are not limited to, telecommunications market conditions and general economic conditions, the uncertain regulatory environment, the level of capital spending and financial strength of our customers, changes in our U.S. and international sales and distribution mix, our product feature component mix, our ability to successfully introduce new technologies and features ahead of our competitors, introductions or announcements of new products by our competitors, the timing, size and mix of the orders we receive, adequacy of supplies for key components and assemblies, financial strength of our vendors, our ability to efficiently produce and ship orders promptly on a price-competitive basis, our ability to integrate and operate acquired businesses and technologies, and changes in accounting rules. These factors are described below in the following paragraphs.

We sell our product solutions primarily to telecommunications companies installing our equipment as part of their access networks. Additions to those networks may represent complex and lengthy engineering projects, with our equipment typically representing only a portion of a given project. In an effort to closely manage their resources, our customers often place orders with short lead times. As a result, the timing of product shipment is often difficult to forecast. Most of our equipment is installed in outdoor locations, so shipments of the system can be subject to the effects of seasonality, with fewer installation projects normally scheduled during the winter months. These factors may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31. Sales in developing countries can be affected by currency fluctuations, delays and reductions in planned project deployment, reductions in capital availability, priority changes in government budgets, delays in receiving government approvals and the political environment.

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

Changes in accounting rules, such as the FASB requiring adoption of an amendment to SFAS No. 123, Accounting for Stock Based Compensation, may cause significant fluctuations in our operating results. We currently account for employee stock option grants under the guidance of APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires expensing employee stock option grants, and if we adopt this statement, it may cause significant fluctuations between periods in our operating income and net income per share.

Volatility in the price of our common stock may occur as the result of fluctuations in our operating results, such as revenues or operating results not meeting the expectations of the investment community. In such event, the market price of our common stock could significantly decline. A significant market price decline could result in litigation. Litigation can be costly, lengthy and divert management’s attention and resources from our core business operations.

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

Some of our competitors are in a better position to withstand reductions in customers’ capital spending. Some of these competitors have broader product portfolios and market share, and may not be as susceptible to downturns in the telecommunications industry. These competitors’ offerings compete directly with our product solutions and also provide comprehensive ranges of other products. A customer may elect to consolidate its supplier base for the advantages of one-stop shopping solutions. Reductions in our customers’ capital spending could materially reduce our revenues and net income.

Our principal established competitors include: Compagnie Financiere Alcatel, Lucent Technologies Inc. and Marconi. Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing and technical resources than we do. We expect to face increased competition with our established and newly launched product solutions, from both established and emerging competitors.

Continued growth in the access market is highly dependent on a vibrant economy, a strong level of capital expenditures for broadband access solutions and a positive regulatory environment for larger incumbent local exchange carrier (ILEC) customers. Further reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, could seriously harm our revenues, net income or cash flows.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Sprint North Supply Company (Sprint) and Alltel Communications Products, Inc. (Alltel) accounted for 37.3% and 12.5% of total revenues in the quarter ended September 30, 2003, respectively. Sprint, Verizon and Alltel accounted for 26.5%, 14.1% and 12.6% of total revenues in the quarter ended September 30, 2002, respectively. Sprint and Alltel accounted for 33.7% and 13% of total revenues in the first nine months of 2003, respectively. Sprint, Alltel and Verizon accounted for 19.5%, 12.2% and 11.6% of total revenues in the first nine months of 2002, respectively. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 65% and 56% of total revenues in the first nine months of 2003 and 2002, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. Our product sales to Sprint and Alltel are distributed to affiliates for deployment in their own networks and sold through to third party IOC customers. Historically, approximately 25% to 40% of our sales to Sprint and Alltel are sold to IOC customers.

Our revenues depend on the capital spending programs and financial capabilities of our service provider customers and ultimately on the demand for new telecommunications services from end users.

Our customers are public telecommunications companies and, in the U.S., include ILECs and competitive local exchange carriers (CLECs). Within the ILECs, we sell to the IOCs and RBOCs. Our historical markets have been the U.S. and international small to large-line size markets. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our product solutions and services, and end user demand for advanced telecommunications services. Severe financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales and result in slower payments or defaults on account by our customers. There can be no assurance that telecommunications companies, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced product solutions such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

We are targeting Telliant to the broadband marketplace and TransMAX™ 1500 to the optical marketplace. Our ability to generate revenues from these products depends in part on customer capital spending patterns and the financial capabilities of our customers. Revenue levels are also driven by customer acceptance of our new products, our ability to develop new features, and end user demand for new services provided by the Telliant and TransMAX products. The economic slowdown impacting the telecommunications industry has affected customers’ capital spending patterns for deploying new services and we cannot provide assurance as to when, or if, capital spending will improve.

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

We may pursue acquisitions of companies, products and technologies as part of our efforts to enhance our existing product solutions, introduce new product solutions and fulfill changing customer requirements. Acquisitions could adversely affect our operating results in the short-term as a result of dilutive issuances of equity securities and the incurrence of debt. The acquired products and technologies may not result in sufficient revenues to offset the expenses associated with the acquisition. Goodwill arising from acquisitions may result in significant impairment write-downs charged to our operating results in one or more future periods. We currently have $55.9 million in goodwill related to the acquisition of AccessLan in 2002. We have limited experience in acquiring and integrating companies. Acquisitions involve numerous risks including disruption to our business, exposure to unknown liabilities of acquired companies, and failure to successfully integrate the operations, products, technologies or personnel of the acquired company. We may fail to realize the anticipated benefits of an acquisition, such as increased market share and sales or successful development and market acceptance of new products. We may expose ourselves to increased competition due to an expanded product offering resulting from an acquisition. The effects of these events could harm our business, financial condition and results of operations.

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets, and may vary within specific foreign markets. We believe the final ruling arising from the FCC’s Triennial Review encourages long-term investment in broadband networks and migration to FTTP-based services. We also need to continue to ensure that our products are easily integrated with various telecommunications systems. Evolving standards for new services require us to continually modify our products or develop new versions to meet those new standards. Testing to ensure compliance and interoperability requires significant investments of time and money. Our ability to sell products would be impaired if we fail to, in a timely manner, ensure our systems are compliant with evolving standards in U.S. and international markets. Additionally, if we fail to obtain compliance on new features or if we fail to maintain interoperability with equipment from other companies, these factors would impair our selling ability. As a result, we could experience customer contract penalties, delayed or lost customer orders, decreased revenues and reduced net income.

We have maintained compliance with ISO 9001 since we were first certified in 1997, and TL 9000 since we were first certified for hardware, software and services in 2000. TL 9000 contains all ISO 9001 requirements as well as other telecommunications industry requirements. In October 2003, we received TL 9000 certification for the San Jose facility that was acquired in May 2002. There can be no assurance that we will maintain these certifications. The failure to maintain TL 9000 certification may adversely impair the competitiveness of our products.

Congress passed the 1996 Telecommunications Act imposing additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing and availability of services, and may affect the deployment of future services. These changes have also caused greater consolidation in the telecommunications industry, which could result in disruption of our existing customer relationships, delays or loss of customer orders, decreased revenues and lower net income. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our product solutions.

We face risks associated with international markets and distribution channels.

International sales constituted 15% and 14% of our revenues in the first nine months of 2003 and 2002, respectively. International sales have fluctuated in absolute dollars and as a percentage of revenues and are expected to continue to fluctuate in future periods.

Many international telecommunications companies are owned or strictly regulated by local authorities. Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or government-controlled telecommunications companies and traditional local equipment vendors. Successful expansion of international operations and sales in some of these markets may depend on our ability to establish and maintain productive strategic relationships with established telecommunications companies, local equipment vendors or entities successful at penetrating international markets. We have closed several sales and representative offices in Asia and Europe in the past. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S. There can be no assurance that third party distributors or sales representatives will provide the support and effort necessary to effectively service our international markets. Our gross profit margins have, in some cases, been lower for sales through some of our third party and indirect distribution channels than for sales through our direct sales efforts. Increased sales through our third party and indirect distribution channels could reduce our overall gross profit margin and net income.

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

We must comply with various country-specific standards and regulations to compete in international markets. Our product solutions may be incompatible with the legacy infrastructure of some international markets. This could impair our ability to sell our product solutions into certain countries. If our existing international customers adopt network standards incompatible with those supported by our product solutions, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets. This could result in delays or loss of customer orders, decreased revenues and lower net income.

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

Our growth and ability to meet customer demands are also dependent on our ability to obtain timely deliveries of components from our suppliers. We currently purchase certain key components used in manufacturing from sole or limited-source vendors. These components include our proprietary application specific integrated circuits, codec components and certain surface mount technology components. Most of our component purchases are on a purchase order basis without guaranteed supply arrangements. Some of our sole and limited-source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us because many of our competitors are larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. Although we believe there are alternative sources for these components, in the event of a disruption in supply, we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled deliveries to our customers and increase our expenses. This could reduce our gross profit margin and net income.

We have long-term purchase agreements with contract manufacturers (CMs), which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to make purchases in accordance with agreed-upon lead times. We provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component mix and quantity needs creates additional risk. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could reduce our gross profit margin and net income.

We cannot be assured that CMs will allocate sufficient resources to the timely completion of our orders in accordance with our quality standards. Qualifying a new CM is costly and time consuming and could result in significant interruptions in the supply of our products. During 2002, we transitioned some of our contract manufacturing to a new CM.

Failure to develop and introduce new product solutions that meet changing customer requirements and address technological advances would limit our future revenues.

New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. Market acceptance of our product solutions may be significantly reduced or delayed if we fail, or are late to respond to new technological developments, or if we experience delays in product development. The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable.

Our success will depend upon our ability to enhance our product solutions through the timely development of new technology, ongoing cost reductions, and the development and introduction of new feature enhancements. We must commit significant resources to develop new product solutions before knowing whether our investments will result in solutions the market will accept. We, or our competitors, may announce new products, product enhancements, services or technologies that have the potential to replace or shorten the life cycle of our product family, causing customers to defer purchases of our equipment. The competitiveness of our product solutions could be impaired if we fail to respond to technological advances in the telecommunications industry on a cost-effective and timely basis.

Our future operating results will be impacted by whether new product solutions, including TelcoVideo, PacketVoice, Telliant, TransMAX, and FiberDirect, are widely deployed by operators, the actual timing and quantity of orders for our solutions, growth in demand for broadband services, and our ability to gain market share and experience growth.

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

We seek to protect our technology through a combination of copyrights, trademarks, trade secret laws, contractual obligations and patents. We currently hold three patents for our products, and fifteen patent applications are pending. However, these applications may not result in issued patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. These measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Failure or inability to protect proprietary information could result in loss of our competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management resources, while not guaranteeing a successful result.

We may be subject to intellectual property infringement claims that are costly and timely to defend and could limit our ability to use some technologies in the future.

We expect to continue being subject to infringement claims and other intellectual property disputes. We have been subject to several intellectual property disputes in the past. In the future, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be expensive, lengthy and disrupt management’s attention and detract resources from core business operations. Adverse determinations could result in the loss of our proprietary rights, or prevent us from manufacturing or selling our products. It may also subject us to significant liabilities and require that we seek licenses from third parties. In such case, we cannot be assured that licenses will be available on commercially reasonable terms, if at all, from any third party that asserts intellectual property claims against us. Any inability to obtain third party licenses required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously impair our competitiveness.

Tax authorities may challenge our request for a refund of taxes on the gains from the hedge contracts on our Cisco stock.

We acquired 10.6 million shares of Cisco stock as a result of our investment in privately-held Cerent Corporation, which was merged with Cisco in 1999. In February and May 2000, we entered into two hedge contracts economically equivalent to costless collar arrangements, to reduce our risk with respect to this position. In February and May 2003, the hedge contracts matured and we received a total of $690.3 million in cash proceeds. We delivered newly borrowed Cisco shares in settlement of the hedge contracts. By using borrowed shares rather than the existing Cisco shares we own, we believe that under current tax law we are presently obligated to pay taxes only on the excess of the fair market value of Cisco stock on the date of the settlement over our tax basis in the stock. We believe that the payment of taxes on the gain attributable to the hedge contracts will be deferred until we settle the new Cisco stock loans. We intend to maintain these loans for an extended period, although there is no assurance that we will be able to do so.

The tax authorities may challenge our position with respect to deferral of the taxes on the hedge contracts gain. Accordingly, in 2003 we are paying an estimated $265 million in federal and state taxes, less applicable credits, on the full amount of the gain on both the Cisco stock and the hedge contracts in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. Of the estimated total, we have paid $191 million in taxes during the nine months ended September 30, 2003. On our September 30, 2003 balance sheet, we accounted for the tax liability on the gain from the Cisco stock and hedge contracts based on the value of these financial instruments at that time and the applicable statutory tax rates. We will file our 2003 tax return in 2004 and then seek a refund of approximately $210 million. This refund represents the amount of taxes paid on the portion of the gain that we believe is subject to deferral. There is no assurance as to the timing or amount of any refund, and we will incur modest costs in pursuing this course of action. Final resolution of this matter may take several years. Should we receive the requested refund, the additional cash would be invested for the benefit of stockholders. Because we borrowed the same number of Cisco shares as we own, we will not have any exposure to changes in the per share price for Cisco stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a Cisco shares liability for 10.6 million shares of Cisco common stock borrowed and outstanding at September 30, 2003. The following table shows the changes in fair value of the Cisco shares liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $19.96 closing price at September 26, 2003, the last trading day of our third fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares liability	$168,613	$210,766	$252,919

We have a Cisco shares asset for 10.6 million shares of Cisco common stock as of September 30, 2003. The following table shows the changes in fair value of the Cisco shares arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $19.96 closing price at September 26, 2003, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%

Cisco shares asset	$168,613	$210,766	$252,919

We have foreign currency sales to two international customers. We hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At September 30, 2003, we held a $4.3 million minority interest equity investment in a non-publicly traded company. The company designs and manufactures telecommunications equipment. We began investing in the company in 1999. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company have been in general release for a limited time. This company is also subject to risks resulting from uncertain standards for new products and competition. If these products fail to generate customer interest, the value of the company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of development stage companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Trading Plans. Our Chairman, President and Chief Executive Officer, John Schofield, and our Chief Financial Officer, Keith Pratt, have established written plans in accordance with Securities and Exchange Commission Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Mr. Schofield and Mr. Pratt established the plans to diversify their investment portfolios while avoiding conflict of interest or the appearance of any such conflict that might arise from their positions with AFC.

Mr. Schofield has informed us that he intends to exercise options covering up to 5,000 shares of stock per month and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. This plan is effective from January 1, 2004 through December 31, 2004.

Mr. Pratt has informed us that he intends to exercise options covering up to 20,000 shares of stock per quarter and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. This plan is effective from January 1, 2004 through December 31, 2004.

Annual Meeting. Our 2004 Annual Meeting of Stockholders is currently scheduled for May 20, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description

31	Certifications.

32	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.

(b)  One Current Report on Form 8-K was furnished on October 21, 2003 reporting the issuance of a press release announcing third quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: November 7, 2003	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt
	Title:	Senior Vice President,
Chief Financial Officer,
and Assistant Secretary
(Duly Authorized Signatory and
Principal Financial Officer)

Index of Exhibits

Exhibit Number	Document Description
31	CERTIFICATIONS.

32	STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. SECTION 1350.