Form 10-K
period 2003-12-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2004-03-11
CIK 898805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

common stock, $0.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed as of June 27, 2003 was $1,384,782,767. (Solely for the purpose of calculating the preceding amount, all directors and officers of the Registrant are deemed to be affiliates.)

      As of March 8, 2004, there were 87,876,521 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Annual Report to Stockholders for the year ended December 31, 2003 and the Definitive Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be held on May 20, 2004, are incorporated by reference in Parts II and III of this report.

ADVANCED FIBRE COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I.

Except for the historical financial information contained herein, the following discussion and analysis contains “forward-looking statements.” In some cases, you can identify these statements by terms such as “may”, “intend”, “might”, “expect”, “believe”, “seek”, “anticipate”, “estimate”, “predict”, “potential”, “target”, “goals”, “projects”, “plan”, “should”, “could”, “would”, or similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks and uncertainties in greater detail in Part I, Item 1 of this Annual Report on Form 10-K under the heading Risk Factors That Might Affect Future Operating Results and Financial Condition. These risks and uncertainties may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions as of the date of this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, financial statements and notes thereto in our 2003 Annual Report to Stockholders, which information is incorporated by reference and filed as Exhibits 13.2 and 13.3.

Item 1.     Business

Company Background

Advanced Fibre Communications®, Inc. (AFC®) (Nasdaq: AFCI) was incorporated in California in May 1992, and reincorporated in Delaware in September 1995. An initial public offering was completed on October 1, 1996. Our principal executive offices are located at 1465 North McDowell Boulevard, Petaluma, California 94954. The telephone number at that address is (707) 794-7700. We can also be reached at 1-800-690-AFCI or through our Internet Website at www.afc.com. Information on our Website is not part of this report. Throughout this document, references to “we” and “our” indicate the same meaning as “AFC” and “AFC’s,” respectively.

We develop, manufacture and support a family of telecommunications access solutions and services. We are an access market provider, delivering multiservice broadband solutions to the global telecommunications industry. Through our market-proven access solutions, we enable telecommunications companies such as wireline carriers to deliver voice and high-speed broadband services to their customers. Our comprehensive portfolio enables carriers to deliver the “triple play” of bundled voice, video and high-speed Internet/data services over copper and/or fiber-based networks. AFC’s suite of access solutions includes:

•	AdvancedVoiceSM, which provides both legacy and packet-based voice solutions;

•	FiberDirectSM, an innovative Fiber-to-the-Premises (FTTP) offering that enables carriers to deploy a high- capacity all-fiber network;

•	TelcoVideoSM, a solution that delivers advanced voice, high-speed Internet, video and other entertainment services; and

•	UniversalDSLSM, which delivers digital subscriber line (DSL) technology in multiple deployment options and configurations to customers regardless of their location.

Our suite of access solutions incorporates elements of our core product portfolio, which includes AccessMAXTM, TelliantTM, TransMAXTM, PremMAXTM, AFC’s network management system, PanoramaTM, professional services and plant cabinets and technologies.

In order to articulate our strategy of being the leading supplier of advanced voice and broadband solutions in the access marketplace, we have launched a new brand positioning and communications campaign: AFC — The Acronym for Access SM.

On February 20, 2004, we completed the acquisition of North American Access (NAA), a business unit of Marconi Communications, Inc. (Marconi), a subsidiary of Marconi Corporation plc. The information in this Business section of our Annual Report on Form 10-K does not reflect the NAA acquisition.

Industry Background

Over the past decade, the telecommunications industry has witnessed rapid changes in the way people communicate. Many of these changes arise from the tremendous growth of the Internet and broadband technologies, such as DSL, as well as wireless communications. The Internet has become a widespread means of communication, while traditional analog voice services have experienced little growth. Plain old telephone services (POTS) have always been the core of any wireline carrier’s business. However, wireline carriers are challenged today to meet the increasing demand for broadband services while protecting their valuable legacy voice revenues.

The access network — the connection between subscribers and telephone companies — is undergoing major advancements. Analog circuits, traditionally used for most voice services, are being upgraded to digital packets that can carry new and more advanced voice services. Carriers are also beginning to migrate their legacy copper-based access networks to high-capacity all-fiber access networks.

As a result of competition from wireless and other wireline communications companies, along with increased consumer demand for faster, cheaper, and more advanced services, some carriers are starting to converge their separate voice and data networks onto single “next-generation networks.” These networks efficiently and cost-effectively deliver both voice and broadband services. Voice-over-Packet (VoP), DSL and FTTP are three examples of emerging packet-based services that will be converged onto next-generation networks and then delivered to a subscriber’s location. This convergence of voice and broadband services allows carriers to lower operating costs and generate new revenues.

The regulatory environment is also a factor driving the need for network convergence. Concerns over regulatory ambiguity created hesitation among wireline carriers for deployment of packet-based voice and broadband services. Meanwhile, cable companies have continued to successfully rollout a competitive service bundle of voice, video and high-speed Internet services.

The combination of competition, capital constraints and regulatory issues has placed significant pressure on wireline carriers. Today, they are presented with a tremendous challenge of modernizing their legacy networks to deliver advanced voice and broadband services. Faced with the difficult task of quickly offering high-bandwidth and reliable services to customers beyond the reach of their traditional service areas, we believe carriers need the most flexible broadband solutions available — solutions that extend carriers’ reach while maximizing revenues and minimizing costs. We believe AFC is well positioned to supply carriers with access solutions that will leverage their existing network assets, reduce operating costs and, most importantly, generate new revenues.

Opportunities

Many of the future opportunities in the telecommunications industry are driven by the promise of broadband service rollout. We have identified two trends highlighting this broadband rollout:

•	The transition from circuit-based networks to packet-based networks, and

•	The upgrade of the network infrastructure from primarily copper-based to predominately fiber-based.

We refer to these trends as “packetization” and “fiberization,” respectively.

The impacts of these trends have already been realized throughout most of the network core. However, the conversion of the edge of the network (i.e., the connection between the carrier’s central office and its subscribers) still requires carriers to make significant investments. Our portfolio of access solutions is well positioned to support wireline carriers’ businesses as they start the process of upgrading their access networks.

Over the course of the next several years, many regulatory issues must be resolved, and legacy services still need to be delivered. Our solutions are well positioned because our platforms have the flexibility to deliver both legacy and new packet-based fiber services. Once regulatory issues are resolved, carriers will be able to upgrade their network platforms and migrate to the new fiber architectures with a simple service card upgrade. We are also looking to leverage our solutions globally as we gain experience and volume in North America.

Solutions Portfolio

We provide access solutions that are standards-based, carrier-grade and meet the most demanding specifications while serving a variety of network layouts. Our comprehensive portfolio provides carriers with solutions that satisfy the demand for emerging broadband, packet-based services in a cost-effective and efficient manner. We created our solutions portfolio to help our customers succeed in the highly competitive access marketplace, providing access equipment that addresses emerging broadband services and the technologies, such as DSL, video, VoP, and FTTP, that are reshaping the access landscape. Our access solutions include:

•	AdvancedVoice,

•	FiberDirect,

•	TelcoVideo, and

•	UniversalDSL.

     AdvancedVoice

Essential voice services, such as POTS, narrowband and wideband data, are still key revenue generators for wireline carriers. Our AdvancedVoice solution includes traditional POTS, incorporates narrowband and wideband networking, and enables the seamless migration of legacy services onto the growing packetized broadband network. This convergence of VoP networks is viewed as an important opportunity for carriers to initially decrease operation costs and, ultimately, increase revenue opportunities. AdvancedVoice uses a carrier’s existing infrastructure to protect its substantial investment, allowing it to continue delivering reliable voice services and maintain essential revenue streams. At the foundation of AdvancedVoice is AFC’s AccessMAX platform. AccessMAX is capable of being configured as a digital loop carrier, digital subscriber line access multiplexer (DSLAM), or optical line terminal. A new feature to our AdvancedVoice solution is a new gateway processing engine that provides media gateway functionality in any of our AccessMAX systems.

     FiberDirect

FiberDirect is a carrier’s path to deploying FTTP, enabling the build out of an all-fiber network with virtually unlimited bandwidth at the subscriber’s premises. We believe our FiberDirect solution enables wireline carriers to quickly and economically transition from legacy copper to high-speed, high-capacity all-fiber networks. At the foundation of FiberDirect is our AccessMAX platform. With a single AccessMAX shelf, FiberDirect provides a comprehensive suite of narrowband and broadband architectures and services. With the addition of a passive optical network (PON) plug-in card, AccessMAX can be upgraded to a FiberDirect system.

In November of 2003, Verizon announced it selected us as one of four vendors to provide the equipment for its planned deployment of high-speed, high-capacity FTTP systems. In January 2004, we signed a multiyear agreement with Verizon as the primary FTTP project vendor to provide the central office and premises electronics, also known as the active elements of FTTP technology. We believe FTTP will be the final evolution of the access network, providing carriers with the most advanced broadband network to serve the needs of their customers.

     TelcoVideo

Carriers are increasingly looking to deliver voice, video and high-speed Internet/ data in one comprehensive offering. Our TelcoVideo solution is a cost-effective advanced broadband solution that leverages existing network infrastructures, minimizes operation costs and satisfies subscriber demand for advanced Internet, video and entertainment services. As the migration to FTTP networks calls for the simultaneous delivery of video services over copper or fiber, our TelcoVideo offers flexible video deployment options.

Built on AccessMAX and Telliant platforms, TelcoVideo seamlessly integrates into existing telecommunications networks, leveraging copper and fiber equipment. AccessMAX provides scalable and flexible central office and remote access solutions over copper or fiber for voice, video and high-speed Internet/ data delivery. Telliant provides a unified central office platform for data and video. It aggregates, processes and delivers video and high-speed Internet/ data for both central office and remote terminal subscriber interfaces.

     UniversalDSL

Carriers need the most flexible DSL solutions available to address the difficult task of quickly offering high-bandwidth and reliable services to customers beyond the reach of their traditional service areas, while maximizing revenues and minimizing costs. Our UniversalDSL offers a wide range of deployment options for wireline carriers, delivering scalable DSL solutions to subscribers regardless of their location. Built on industry standards, UniversalDSL utilizes the AccessMAX and Telliant platforms to fulfill the stringent carrier-class requirements of central office and remote terminal applications. AccessMAX can be utilized as a low-density central office DSLAM or in remote cabinets for integrated DSL and POTS, as well as cabinet retrofit or DSLAM overlay. For central office applications, Telliant can be configured as a DSLAM, an aggregator for DSLAMs, a multiservice switch for inter-working frame relay, asynchronous transfer mode (ATM) and Ethernet services, or an integrated broadband remote access server (BRAS). Both platforms deliver a powerful UniversalDSL solution, fulfilling a carrier’s need for high-speed data and Internet today, and positioning their network for simplified migration to video and FTTP-based services in the future.

Product Portfolio

For over a decade, we have been a provider of broadband access solutions for the global telecommunications industry. Our products can quickly and cost-effectively upgrade legacy telecommunications networks, delivering narrowband, wideband and broadband services to all subscribers regardless of their location. Our product portfolio includes:

•	AccessMAX: An integrated multiservice access platform (IMAP), AccessMAX is our flagship product. AccessMAX provides flexibility and scalability for simultaneous delivery of voice, video and high-speed Internet/ data, as well as any combination of narrowband, wideband and broadband service, anywhere in the network. Copper, fiber and wireless transport options offer flexibility while maximizing the carrier’s existing infrastructure. Flexible configurations allow the carrier to fill any route requirement and thereby enable service delivery to network customers.

•	Telliant: A multiservice platform for the central office that is well suited for a higher concentration of DSL subscribers and bandwidth-rich applications such as video, BRAS and other functions that require Internet protocol (IP) intelligence. Telliant allows for the replacement of several traditional network components, including routers, switches and DSLAMs.

•	TransMAX: An optical add-drop multiplexer that uses coarse wavelength division multiplexing technology to relieve fiber-optic bottlenecks in local access networks.

•	PremMAX: An integrated access device that aggregates voice and data traffic at the customer’s premises onto the access network.

•	AFC’s network management system, Panorama: Our software application that simplifies the provisioning, management and maintenance of our equipment in a carrier’s access network.

•	Professional Services: Our team of professionals who provide consulting, engineering and installation services.

•	Environmentally hardened plant cabinets and technologies: A variety of cabinets provide cost-effective and flexible solutions for inside and outside plant applications.

Markets and Customers

We sell our products and services to customers in the U.S. and international marketplaces. In the U.S., these customers include incumbent local exchange carriers (ILECs), independent operating companies (IOCs) and regional Bell operating companies (RBOCs). Outside of the U.S., our customers include international telecommunications companies, alternative carriers, system integrators and original equipment manufacturers.

Sprint North Supply Company (Sprint) and Alltel Communications Products, Inc. (Alltel) accounted for 35.9% and 13.0% of total revenues in 2003, respectively. Sprint, Verizon and Alltel accounted for 22.8%, 11.3% and 10.7% of total revenues in 2002, respectively. Sprint accounted for 17.2% of total revenues in 2001. No other customer accounted for 10% or more of total revenues in any of these years.

Backlog

Our backlog primarily consists of purchase orders for products, software and services to be delivered within the next year. At December 31, 2003, 2002 and 2001, our backlog was approximately $11.5 million, $32.2 million and $25.5 million, respectively. We consider backlog to be an indicator of future sales, but not the sole predictor because our customers may cancel or defer orders without penalty.

Sales, Marketing and Customer Support

Our products are distributed and serviced worldwide through our direct sales force and indirectly through distributors and sales representatives.

Our U.S. sales, marketing and customer service groups conduct activities from our corporate headquarters and regional offices in California, Kansas, Florida and Texas. Our U.S. sales personnel are dedicated to specific customer accounts and sales are made through direct calls to service providers. Additionally, sales to customers often involve marketing through consulting engineers retained by IOCs for engineering, specifications and installation services.

Our international sales channels include both direct sales to end users and indirect sales through global, regional and country integrators, distributors and agents. Our international sales group consists of direct salespersons and technical, engineering and support personnel located in the U.S. and Mexico.

Our U.S. and international sales organizations receive support from our product marketing organization for product commercialization, advertising and marketing communications. Our product marketing organization is closely aligned with our customer market base to assess, analyze and deliver technical value propositions, product strategy applications and technical marketing information.

We maintain a customer support organization that provides our customers with high quality technical and administrative product support. We maintain a technical assistance center and a staff of qualified technical service engineers (TSEs) to support service needs. AFC’s field support can dispatch fully trained and qualified TSEs from customer support centers in California, Texas and Mexico. Each TSE has the technical expertise to provide Quality of Service as required under the TL 9000 and ISO 9001 certification standards.

We provide warranty service, post-sales technical support, and technical and operational training to our customers. We also provide technical pre-sales assistance to our sales representatives and distributors. In addition to our field TSEs, we rely on various third party organizations to provide post-sales support to North American customers. We provide international customer support directly or through our authorized distributors. Training courses and materials are made available to customers either through student training or train-the-trainer programs.

Research and Development

We have research and development offices in California, Florida and Texas. Our research and development efforts are focused on developing access network products with advanced features for global telecommunications markets. Our product family is designed as modular firmware, and modular hardware and software platforms that can be configured and adapted to particular service provider requirements. Development efforts include extensive attention to ease of installation and use by the customer. Research and development personnel work closely with sales and marketing personnel to ensure development efforts are targeted to customer needs. Recent development efforts have focused on enhancements to our product family. This includes enhancements to our AccessMAX platform to support FTTP interfaces, development of several optical network terminal products, support for VoP interfaces, support for video over IP applications, enhancement of DSL service cards, ATM switch and aggregation enhancements, RBOC-specific enhancements and cost reductions. For international markets, efforts have been focused on an international standard version of the domestic feature set.

During the product development process, we invest substantial resources in products that often require extensive field testing and evaluation before introduction to the market. We have invested substantial engineering resources in the development of custom application specific integrated circuits (ASICs) that we believe provide feature and cost advantages for our products. These ASICs and the software that manages them create a core capability set that would require considerable effort to replicate.

We expensed research and development costs of $66.1 million in 2003, $61.7 million in 2002 and $64.2 million in 2001. As a percentage of total revenues, research and development costs represented 20% in 2003, 18% in 2002 and 20% in 2001. We consider our research and development efforts vital to our future success. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

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

Competition

Our competitors range from small companies, both U.S. and international, to large multinational corporations. Our principal established competitors for our core product, AccessMAX, include Compagnie Financière Alcatel (Alcatel) and Lucent Technologies Inc. (Lucent). Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing and technical resources than we do.

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

We acquired 10.6 million shares of Cisco Systems, Inc. (Cisco) stock as a result of our investment in privately-held Cerent Corporation, which merged with Cisco in 1999. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this investment.

Beginning in 1999, we have made investments totaling $6.6 million in a privately-held company. It is a minority interest investment accounted for under the cost method. In 2003 and 2001, we recorded impairments of $1.0 million and $2.3 million, respectively, to the investment. We believe the dilution of ownership led to the impairment in both years. Our net investment in this company totaled $3.3 million as of December 31, 2003.

In 2001, we made an investment in the privately-held development stage company, AccessLan Communications, Inc. (AccessLan). Our investment included an equity investment in AccessLan’s preferred stock and an option to acquire the company, which we exercised in March 2002.

We made a $2.0 million minority interest investment during the first quarter of 2004 in a privately-held company. The investment is accounted for under the cost method.

Compliance with Regulatory and Industry Standards

Our products must comply with a significant number of voice and data regulations and standards that vary between U.S. and international markets. Standards for new services continue to evolve and we continue to modify our products or develop new versions to meet these standards.

We have maintained compliance with ISO 9001 since we were first certified in 1997. ISO 9000 is a series of standards agreed to by the International Organization for Standardization (ISO). ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design, development, distribution and production of equipment.

TL 9000 is a set of quality system standards specific to the telecommunications industry, based on best practice and business excellence models. TL 9000 contains all ISO 9001 requirements as well as other telecommunications industry requirements. TL 9000 adds additional focus on customer needs, strategic planning and accountability. TL 9000 registered companies are also required to report measurements based on customer satisfaction and the quality of the hardware and software developed by the supplier. We have been TL 9000 certified for hardware, software and services since 2000. In October 2003, we received TL 9000 certification for the San Jose facility that was acquired as a part of the acquisition of AccessLan in 2002.

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

Employees

As of December 31, 2003, we had 773 employees. None of our employees are covered by collective bargaining agreements and we have never experienced a work stoppage, strike or labor dispute. Overall, we believe relations with our employees are good.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside our control. These factors include, but are not limited to:

•	Telecommunications market conditions and general economic conditions;

•	The level of capital spending and financial strength of our customers;

•	Changes in revenues, cost of revenues and gross margins resulting from changes in our sales and distribution mix;

•	Changes in revenues, cost of revenues and gross margins resulting from variations in the mix of products sold;

•	The effect of winter seasonality on shipments and installations which may cause revenues in the quarter ended March 31 to be lower than revenues in the preceding quarter ended December 31;

•	Our ability to successfully introduce new technologies and products ahead of our competitors;

•	Introductions or announcements of new products by our competitors;

•	The timing, size and mix of the orders we receive;

•	Adequacy of supplies for key components and assemblies;

•	Financial strength of our customers and vendors;

•	Our ability to effectively and efficiently produce and ship orders promptly on a price-competitive basis;

•	Our ability to accurately forecast and execute our strategy and operating plans;

•	Our ability to integrate and operate acquired businesses and technologies; and

•	Changes in accounting rules, such as expensing employee stock option grants.

Any of these factors could result in a significant negative impact on our operating results. Volatility in the price of our common stock may occur as the result of operating results not meeting the expectations of the investment community. In such event, the market price of our common stock could significantly decline. A significant market price decline could result in litigation. Litigation could be costly, lengthy and divert management’s attention and resources from our core business operations.

We rely on a limited number of customers for a substantial portion of our revenues. If we lose one or more of our significant customers or experience a decrease in the level of sales to any of these customers, our revenues and net income could decline.

Sprint and Alltel accounted for 35.9% and 13.0% of total revenues in 2003, respectively. Sprint, Verizon and Alltel accounted for 22.8%, 11.3% and 10.7% of total revenues in 2002, respectively, and Sprint accounted for 17.2% in 2001. No other single customer accounted for 10% or more of total revenues in any of these periods. Our five largest customers accounted for 68.0%, 56.3% and 43.6% of total revenues in 2003, 2002 and 2001, respectively. Although our largest customers have varied from period to period, we anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and resell our products to third party IOC customers. Historically, we believe that products representing approximately 25% to 40% of our sales to Sprint and Alltel have been sold to IOC customers.

Significant portions of our revenues are generated through sales of the AccessMAX family of products and a decline in demand for these products would result in decreases in revenues and net income.

Significant portions of our revenues are derived from our AccessMAX product family. Any decrease in market demand for AccessMAX products would result in decreased revenues and lower net income. Factors that could affect demand for our products include price competition, regulatory uncertainty, technological change and new product introductions or announcements by our competitors.

     Recent and future acquisitions may compromise our operations and financial results.

We recently completed the acquisition of NAA. We have limited experience in acquiring and integrating companies. We may pursue additional acquisitions of companies, products and technologies in the future as part of our efforts to enhance our existing product solutions, introduce new product solutions and fulfill changing customer requirements.

Acquisitions could adversely affect our operating results in the short-term. The NAA acquisition, and acquisitions in general, involve numerous risks including disruption of our business, exposure to unknown liabilities of the acquired company, and failure to successfully integrate the operations, products, technologies or personnel of the acquired company. We may not realize the anticipated benefits of our acquisition of NAA or other acquisitions in the future, such as increased market share and sales or successful development and market acceptance of new products. The acquired products and technologies in the NAA acquisition or other future acquisitions may not result in sufficient revenues to offset the expenses associated with the acquisition.

In addition, goodwill arising from acquisitions may result in significant impairment write-downs charged to our operating results in one or more future periods. As of December 31, 2003, we had $55.9 million in goodwill related to the acquisition of AccessLan in 2002. We expect to record substantial additional goodwill in connection with the NAA acquisition. The effects of these events could harm our business, financial condition and results of operations.

We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

The telecommunications equipment market is characterized by rapid change and converging technology, the full scope and nature of which are difficult to predict. We believe that technological and regulatory change will continue to attract new entrants to the access market. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This could require us to either reduce our product prices or risk losing market share. Moreover, industry consolidation may result in stronger competitors that are better able to compete as sole-source suppliers for their customers.

Some of our competitors are in a better position to withstand reductions in customers’ capital spending. Some of these competitors have broader product portfolios and market share, and may not be as susceptible to downturns in the telecommunications industry. These competitors’ offerings compete directly with our product solutions and provide comprehensive ranges of other products.

Our principal established competitors include Alcatel and Lucent. Some of our competitors enjoy superior name recognition in the market or have more extensive financial, marketing and technical resources than we do. We expect to face increased competition with our established and newly launched product solutions, from both established and emerging competitors.

Continued growth in the access market is highly dependent on a strong level of capital investments in broadband access solutions and a positive regulatory environment for larger ILEC customers. Future reductions in capital expenditures by companies in the telecommunications industry, including some of our customers, could seriously harm our revenues, net income and cash flows.

Our revenues depend on the capital spending programs and financial capabilities of our customers and ultimately on the demand for new telecommunications services from end users.

Our customers are public carriers and, in the U.S., include ILECs, IOCs and RBOCs. Our ability to generate future revenues depends upon the capital spending patterns and financial capabilities of our customers, continued demand by our customers for our product solutions and services, and end user demand for advanced telecommunications services. The financial problems affecting the telecommunications industry in general could continue to cause a slowdown in our sales and result in slower payments or in customer payment defaults. Further, there can be no assurance that carriers, foreign governments or other customers will pursue infrastructure upgrades that will necessitate the implementation of advanced product solutions such as ours. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery. The economic slowdown impacting the telecommunications industry has affected customers’ capital spending patterns for deploying new services and we cannot provide assurance as to when, or if, capital spending will improve.

Failure to develop and introduce new product solutions that meet changing customer requirements and address technological advances would limit our future revenues.

The telecommunications equipment market is characterized by rapidly changing technology, changes in end user requirements, and frequent new product introductions and enhancements. Our success will depend upon our ability to accurately forecast market trends, enhance our product solutions through the timely development of new technology, develop and introduce new feature enhancements, and implement ongoing cost reductions. We must commit significant resources to develop new product solutions before knowing whether our investments will result in solutions the market will accept. Market acceptance of our product solutions may be significantly reduced or delayed if we fail or are late to respond to new technological developments, or if we experience delays in product development.

The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable. Competitors’ new products, product enhancements, services or technologies that replace or shorten the life cycle of our products could impair the competitiveness of our product solutions.

Our future operating results will be impacted by whether new products and solutions, including AdvancedVoice, FiberDirect, TelcoVideo and UniversalDSL, are widely deployed by operators, the actual timing and quantity of orders for our solutions, growth in demand for broadband services, and our ability to gain market share and experience growth. For example, in November 2003, Verizon announced it selected us as one of four vendors to provide the equipment for its planned deployment of high-speed, high-capacity FTTP systems. We will incur costs and expenses associated with preparation for the deployment of our FTTP systems; these deployment costs and expenses will precede our generation of revenues from the FTTP systems. Our future revenues and expenses will be affected by the degree to which Verizon invests in FTTP systems and the timing of any such investment.

We may be unable to secure necessary components and support because we depend upon a limited number of third party manufacturers and support organizations, and in some cases we rely upon sole or limited-source suppliers.

Our growth and ability to meet customer demands are dependent on our ability to obtain timely deliveries of components from our suppliers. We currently purchase certain key components from sole or limited-source vendors. Most of our component purchases are on a purchase order basis without guaranteed supply arrangements. Some of our sole and limited-source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us. In the event of a disruption in supply, we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled deliveries to our customers and increase our expenses. This could reduce our gross profit margin and net income.

We have purchase agreements with contract manufacturers (CMs) which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to make purchases in accordance with agreed-upon lead times. We provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component mix and quantity needs creates additional risk. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could reduce our gross profit margin and net income.

We cannot be assured that CMs will allocate sufficient resources to the timely completion of our orders in accordance with our quality standards. Qualifying a new CM is costly and time consuming and could result in significant interruptions in the supply of our products.

We may be unable to sell customer-specific inventory, which could result in lower gross profit margins and net income.

Some of our customers’ order specifications require us to design and build systems and purchase parts that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if we experience delays or cancellation of orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available-for-sale. Write-downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

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

We may be subject to intellectual property infringement claims that are costly and time consuming to defend and could limit our ability to use some technologies in the future.

We have been subject to several intellectual property disputes in the past, and due to the intensely competitive nature of our industry, we expect to continue being subject to infringement claims and other intellectual property disputes. As a result, we may be subject to additional litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be expensive, lengthy and divert management’s attention and resources from core business operations. Adverse determinations could result in the loss of our proprietary rights, or prevent us from manufacturing or selling our products. They may also subject us to significant liabilities and require that we seek licenses from third parties. In such case, we cannot be assured that licenses will be available on commercially reasonable terms, if at all, from any third party that asserts intellectual property claims against us. Any inability to obtain third party licenses required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously impair our competitiveness.

We must attract, retain and motivate key technical and management personnel in order to sustain or grow our business.

Our success depends in large part on our ability to attract and retain key technical and management personnel. Despite the economic slowdown, competition for some specific skill sets remains intense. The process of identifying and attracting key employees is often a lengthy and costly process. Our key employees generally do not have employment agreements. All of our employees receive stock options, and negative trends in the stock price could adversely affect our ability to retain key employees. There can be no assurance that we will succeed in retaining key employees. We expect continued challenges in recruiting, assimilating, motivating and retaining the key technical and management personnel necessary to effectively manage our operations.

Our products are complex and may contain undetected errors that could result in significant unexpected expenses.

Our products are complex, and despite extensive testing, may contain undetected defects or errors. These issues may only become apparent after products are shipped, when product features are introduced or as new versions are released. The occurrence of any defects, errors or failures could result in delays or cancellation of orders, product returns, warranty costs or legal actions by our customers or our customers’ end users. Any of these issues could reduce revenues, gross profit margin and net income.

We are subject to numerous and changing regulations and industry standards. If our products do not meet these regulations or are not compatible with these standards, our ability to sell our products could be seriously harmed.

Our products must comply with a significant number of voice and data regulations and standards, which vary between U.S. and international markets. Our ability to sell products would be impaired if we fail to ensure our systems are compliant with evolving standards and regulations in a timely manner. Testing to ensure compliance and interoperability requires significant investments of time and money. Additionally, our selling ability would be impaired if we fail to obtain compliance on new features or fail to maintain interoperability with equipment from other companies. As a result, we could experience customer contract penalties, delayed or lost customer orders, decreased revenues and reduced net income.

In our work with large customers such as RBOCs, our agreements frequently contain provisions for performance compensation payments (PCPs) that are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts are, by their very nature, large and complicated projects, which rely in part on the work of third parties over which we have no control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. We recently received notification from Verizon that we failed to achieve a February 23, 2004 milestone for delivery of a product release; the PCP for this milestone is $2 million. We subsequently provided the required product release on March 8, 2004. Accordingly, we could experience reduced net income in future quarters due to penalties imposed under such agreements as a result of certain failures to comply with strict contractual terms, regardless of the significance of any noncompliance in relation to the overall project.

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

Government actions will continue to have a direct impact on the telecommunications industry and our business. We believe the final ruling arising from the Federal Communications Commission’s (FCC’s) Triennial Review encourages long-term investment in broadband networks and migration to FTTP-based services. The 1996 Telecommunications Act imposed additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing and availability of services, and may affect the deployment of future services. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our product solutions.

We face risks associated with international markets and distribution channels.

International sales constituted 14% of our revenues in 2003, 2002 and 2001. International sales have fluctuated in absolute dollars and are expected to continue to fluctuate in future periods.

Access to international markets is often difficult to achieve due to trade barriers and established relationships between government-owned or government-controlled carriers and traditional local equipment vendors. We rely on a number of third party distributors and sales representatives to market and sell our products outside of the U.S. There can be no assurance that third party distributors or sales representatives will provide the support and effort necessary to effectively service our international markets. In some cases, our gross profit margins have been lower for sales through third party and indirect distribution channels than for sales through our direct sales efforts. Increased sales through our third party and indirect distribution channels could reduce our overall gross profit margin and net income.

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

We must comply with various country-specific standards and regulations to compete in international markets. Our product solutions may be incompatible with the legacy infrastructure of some international markets. If our existing international customers adopt network standards incompatible with those supported by our product solutions, we could experience a loss of revenues and lowered net income. Any inability to obtain or maintain local regulatory approval could delay or prevent entrance into certain markets. These factors could result in delays or loss of customer orders, decreased revenues and lower net income.

Economic risks that may impact our international sales include the inability to collect receivables from customers due to a country’s economic collapse and resulting currency exchange controls. This would negatively impact our cash flow and result in receivable write-offs.

Item 2.     Properties

We lease five buildings in Petaluma, California. Two of these buildings house our principal executive offices, administrative, sales, marketing, product development, manufacturing and distribution functions. The remaining three buildings are unoccupied or subleased to non-affiliated entities. In addition to our Petaluma facilities, we lease properties in San Jose, California (research and development), Miramar, Florida (research and development), Richardson, Texas (sales, technical assistance, and research and development), Largo, Florida (subleased to a non-affiliated entity), Buffalo Grove, Illinois (unoccupied), Orange, Connecticut (unoccupied), and several other locations for sales and technical assistance. Internationally, we occupy leased offices for sales and sales support functions in Mexico City, Mexico. We lease office space in Redding, United Kingdom, which is unoccupied.

We utilized approximately 56% of our total available space as of March 8, 2004. We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet the anticipated level of operations in 2004. In addition, we believe that appropriate additional facilities will be available to accommodate growth as needed.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market, or Nasdaq, under the symbol AFCI. Our common stock price is listed daily in The Wall Street Journal and other publications by the abbreviation AdvFibComm.

The following table lists the high and low closing sales prices of our common stock as reported by Nasdaq for each quarterly period of the two most recent fiscal years:

2003:	High	Low

First Quarter (through March 29)	$19.69	$14.94
Second Quarter (through June 28)	19.38	14.10
Third Quarter (through September 27)	25.23	15.21
Fourth Quarter (through December 27)	26.70	19.59

2002:	High	Low

First Quarter (through March 30)	$19.73	$15.20
Second Quarter (through June 29)	20.18	15.30
Third Quarter (through September 28)	19.30	12.68
Fourth Quarter (through December 28)	18.18	12.82

On March 8, 2004, the last reported sale price of our common stock on Nasdaq was $24.80 per share. As of March 8, 2004, there were approximately 433 record holders, most of which are brokerage firms, holding our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Based on recent legislation that reduced the tax rate on dividends, we may consider the commencement of dividend payments in the future.

Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be		Equity Compensation
	Issued upon Exercise of	Weighted-Average	Plans [Excluding Securities
	Outstanding Options(1)	Exercise Price of	Reflected in Column (a)]
	(in thousands)	Outstanding Options	(in thousands)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders	15,533	$21.29	1,752
Equity Compensation Plans not Approved by Shareholders	224	0.05	38

Balance as of December 31, 2003	15,757	$20.99	1,790

(1)	The equity compensation plan not approved by shareholders consists of options assumed in connection with the AccessLan acquisition completed in May 2002.

See Note 11 of the Notes to Consolidated Financial Statements for information regarding the material features of the plans above.

Other Information

Trading Plans. R. Leon Blackburn, Vice President & Corporate Controller, and Jack L. Ermey, Vice President, Global Sales, have each established written plans in accordance with Securities and Exchange Commission Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Mr. Blackburn and Mr. Ermey established the plans to diversify their investment portfolios while avoiding a conflict of interest or the appearance of any such conflict that might arise from their positions with AFC.

Mr. Blackburn has informed us that he intends to exercise options covering up to 6,800 shares of stock per quarter and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. This plan is effective from July 30, 2004 through December 31, 2004.

Mr. Ermey has informed us that he intends to exercise options covering up to 23,217 shares of stock per quarter and to sell the resulting shares in the public market, subject to certain contingencies relating to continuation of employment and prevailing stock price. This plan is effective from May 1, 2004 through December 31, 2004.

Purchases of Equity Securities by AFC. We repurchased or reacquired 51,876 shares of our common stock during the year ended December 31, 2003, at a cost of $0.7 million.

Item 6.     Selected Financial Data

The information required by this item is set forth in our 2003 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.1.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in our 2003 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.2.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth in our 2003 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.2.

Item 8.     Financial Statements and Supplementary Data

The information required by this item is set forth in our 2003 Annual Report to Stockholders, which is incorporated by reference and filed as Exhibit 13.3.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

AFC maintains “disclosure controls and procedures”, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the Exchange Act). These disclosure controls and procedures are designed to ensure that information required to be disclosed by AFC in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. They are also designed to ensure that such information is accumulated and communicated to AFC’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating AFC’s disclosure controls and procedures, we recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that their objectives are met. Additionally, we evaluated the cost-benefit relationship in the design of our disclosure controls and procedures. Their design is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of the fourth fiscal quarter covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that AFC’s disclosure controls and procedures were effective to meet the objectives for which they were designed.

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

Name	Age	Position

Executive Officers
John A. Schofield	55	Chairman of the Board, President & Chief Executive Officer
Keith E. Pratt	40	Chief Financial Officer & Senior Vice President, Finance and Administration
R. Leon Blackburn	58	Vice President & Corporate Controller
Jack L. Ermey	58	Vice President, Global Sales
Key Employees
Charles C. Geiger	39	Vice President, Product Management & Marketing
Amy M. Paul	35	Vice President, General Counsel & Corporate Secretary
Victoria L. Perrault	50	Vice President, Administrative Services
Jeffrey S. Rosen	40	Vice President, Operations, Information Technology & Customer Service
E. James Sackman	43	Vice President & Chief Technical Officer
Doak K. Smailer	46	Vice President, Professional/ Customer Services & Quality
Jorge A. Valdes	42	Vice President, Engineering
Outside Directors
Ruann F. Ernst(1)(3)(4)	57	Director
Clifford H. Higgerson(2)	64	Director
Frank Ianna (5)	54	Director
William L. Keever(1)(2)(4)	58	Director
Martin R. Klitten(1)(4)	59	Director
Dan Rasdal(1)(3)	70	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Governance Committee

(5)	Mr. Ianna’s committee memberships will be determined in May 2004

John A. Schofield, Chairman of the Board, President & Chief Executive Officer

John Schofield, who has over 30 years of general management, sales, marketing, operations and engineering experience in the global data and telecommunications industry, was elected to serve as Advanced Fibre Communications’ Chairman of the Board in October 2001. Mr. Schofield joined AFC in March 1999 as President and Chief Executive Officer and was appointed to the board of directors in May 1999. From 1995 to 1999, Mr. Schofield held several senior management positions with ADC Telecommunications, Inc., including President of the Integrated Solutions Group, which provided turnkey system solutions to telecommunications providers such as regional Bell operating companies, competitive access providers, interexchange carriers, and competitive local exchange carriers. Prior to joining ADC, Mr. Schofield was Senior Vice President of Sales and Marketing for Telex Communications, Inc., a leading manufacturer of professional audio, broadcast communication, tape duplication, multimedia, aviation RF and hearing instrument products marketed throughout the U.S. and in more than 100 countries. Mr. Schofield received his bachelor’s degree in electrical engineering from NSW Institute of Technology (Sydney, Australia). Mr. Schofield is also a director of Integrated Device Technology, Inc.

Keith E. Pratt, Chief Financial Officer & Senior Vice President, Finance and Administration

Keith Pratt, who has a strong background in business strategy, marketing and acquisitions, was promoted to AFC’s Senior Vice President in 2001 and Chief Financial Officer and Assistant secretary in 1999. Mr. Pratt joined AFC in September 1997 as Director of Corporate Development and served in this position until his promotion in 1999. Prior to joining AFC in September 1997, Mr. Pratt was Director, Strategy and Business Development Group, at Pacific Telesis. Prior to Pacific Telesis, he served as a Senior Associate at Booz, Allen & Hamilton. Mr. Pratt received his bachelor’s degree in engineering from the University of Cambridge (England) and earned his M.B.A. from Stanford University.

R. Leon Blackburn, Vice President & Corporate Controller

Leon Blackburn joined Advanced Fibre Communications in September 2000, bringing more than 25 years of telecommunications experience to his current position at AFC. Prior to joining the Company, Mr. Blackburn served as Assistant Controller at AirTouch Communications, a wireless communications company acquired by United Kingdom-based Vodafone in 1999. Prior to working for AirTouch, Mr. Blackburn served as Director of Finance for Pacific Telesis. He received his bachelor’s degree in business administration, with an emphasis in finance and accounting, from San Francisco State University. Mr. Blackburn also earned an M.B.A. from Saint Mary’s College of California.

Jack L. Ermey, Vice President, Global Sales

Jack Ermey joined Advanced Fibre Communications in January 2000 as the Company’s Regional Vice President, National Local Exchange Carrier Sales. Mr. Ermey was promoted to Vice President, National Carriers, in November 2001, and to his current position of Vice President, Global Sales, in January 2003. Prior to joining AFC, Mr. Ermey worked for a number of telecommunications equipment companies, including Alcatel, DSC Communications, and AT&T Network Systems. He has held a number of sales management positions at these companies, and has been responsible for sales strategy to some of the nation’s largest and most innovative telephone companies, including Alltel, GTE, Sprint, Verizon, as well as independent operating companies and local rural exchange carriers. He received his bachelor’s degree from the University of Redlands. A Vietnam War Veteran, Mr. Ermey served in the United States Air Force from 1965 through 1969.

Charles C. Geiger, Vice President, Product Management & Marketing

Charles “Corey” Geiger has been with Advanced Fibre Communications since November 1998, supporting the Company in a number of senior executive positions. Prior to joining AFC, Mr. Geiger served as a Senior Director of Marketing and Sales in DSC Communications’ European Operations. From 1986 until 1996, he held several professional and managerial positions at Bell Laboratories and at the former AT&T

Network Systems (now Lucent Technologies). Mr. Geiger received his bachelor’s and master’s degrees in electrical engineering from the Georgia Institute of Technology.

Amy M. Paul, Vice President, General Counsel & Corporate Secretary

Amy Paul joined Advanced Fibre Communications in December 1995, and has served as the Company’s Vice President, General Counsel and Corporate Secretary, since February 1999. Ms. Paul is responsible for overseeing all of the Company’s legal affairs, as well as serving as compliance officer and secretary to AFC’s board of directors. Previously, Ms. Paul served as AFC’s Director of Contracts and Legal Affairs. Prior to joining the Company, Ms. Paul served as an associate in the business and technology group at San Francisco-based Brobeck, Phleger & Harrison. Ms. Paul received her bachelor’s degree from University of California at Los Angeles and a juris doctorate from the University of San Diego.

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

Jeffrey S. Rosen, Vice President, Operations, Information Technology & Customer Service

Jeff Rosen joined Advanced Fibre Communications in March 2000, bringing more than 15 years of manufacturing and supply chain experience to his position at AFC. Prior to joining the Company, Mr. Rosen served as a Director at Solectron Corporation in various operations and supply chain management roles. Previous to working at Solectron, Mr. Rosen was a Senior Associate at Booz, Allen & Hamilton. From 1985 to 1991, Mr. Rosen held several manufacturing positions at Raytheon and Teradyne. Mr. Rosen received his bachelor’s degree in mechanical engineering from Tufts University and his M.B.A. from Yale University.

E. James Sackman, Vice President & Chief Technical Officer

Jim Sackman joined Advanced Fibre Communications in April 1997 and serves as Vice President and Chief Technical Officer. Mr. Sackman is a recognized industry expert in the access space for narrowband, broadband and fiber-optic systems. Previously, Mr. Sackman held various engineering positions at AFC, including spearheading the development of the first digital loop carrier-based ADSL line card in March of 1999. Prior to joining AFC, he spent 12 years at Racal-Datacom, where his positions included Engineering Director for Remote Access Server products and ATM Systems Architect. Mr. Sackman also held positions at Siemen’s Information Systems, Modular Computer and Fairchild Test Systems. He received his bachelor’s degree in computer engineering from the Rochester Institute of Technology (New York). Mr. Sackman holds four U.S. patents in the areas of ATM switching and system timing and he has also been a deputy approvals liaison engineer for the BABT.

Doak K. Smailer, Vice President, Professional/ Customer Services & Quality

Doak Smailer joined Advanced Fibre Communications in November 1998 as Director, Quality. He was promoted to Vice President of Quality in February 2000 and to his present position as the company’s Vice President, Professional/Customer Services & Quality in September 2002. Prior to joining AFC, Mr. Smailer was Director, Corporate Quality, for DSC Communications. Mr. Smailer received his bachelor’s degree in science from the United States Military Academy at West Point and holds an M.B.A. from Southern Methodist University.

Jorge A. Valdes, Vice President, Engineering

Jorge Valdes joined Advanced Fibre Communications in March 1998 as Engineering Director for AFC’s Miramar, Florida office. Mr. Valdes, who was promoted to Vice President, Engineering, in July 1999, currently has responsibility for all development engineering centers, including AFC’s offices in Petaluma, California; San Jose, California; Miramar, Florida; and Richardson, Texas. In his role as Vice President, he has led the development effort to add broadband capability to AFC’s AccessMAX platform and develop the AccessMAX FiberDirect solution. From 1985 until he joined AFC, Mr. Valdes held positions at Racal-Datacom in engineering management, product development and product management. He was system architect and project development lead of the Excalibur DAP product line, which achieved number one market share in the DDS marketplace. He received his bachelor’s degree in electrical engineering and M.B.A. from the University of Miami. Mr. Valdes holds two U.S. patents in communications.

Ruann F. Ernst has served as a Director since 1998. From June 1998 through January 2002, Dr. Ernst served as Chief Executive Officer of an e-business delivery network, Digital Island, Inc., a Cable & Wireless company. Dr. Ernst was Chairperson of the Board of Digital Island from December 1999 through July 2001 when the company was acquired by Cable & Wireless, Plc. From 1988 through 1998, Dr. Ernst worked for Hewlett Packard Company, an electronics equipment and computer company, in various management positions, most recently as General Manager, Financial Services Business Unit. Dr. Ernst is also a director of one private and two not-for-profit companies.

Clifford H. Higgerson has served as a Director since 1993. Mr. Higgerson has served as a general partner of ComVentures, a venture capital firm, since 1987 and as a general partner of Vanguard Venture Partners, a venture capital firm since July 1991. Mr. Higgerson is also a director of Tut Systems, Inc. and nine private companies.

Frank Ianna was appointed to the board of directors in February 2004. Mr. Ianna served as President, Network Services for AT&T Corporation from 1998 through April 2003, when he retired. Since September 2003, Mr. Ianna has been providing consulting services to AT&T Corporation through Adea Solutions, a consulting firm. From 1990 through 1998, Mr. Ianna held several senior management positions with AT&T including Executive Vice President, Network and Computing Services and Vice President and General Manager, Network and Computing Services. Mr. Ianna currently serves on the Board of Trustees for the Stevens Institute of Technology.

William L. Keever has served as a Director since 2001 and was named the Lead Director of Advanced Fibre Communications, Inc. in 2003. Mr. Keever was the Chief Executive Officer of Vodafone Asia Region, a wireless telecommunications company from January 2002 to June 2003, when he retired. Mr. Keever was President of Vodafone Americas Asia Region from 2000 until January 2002 when he was promoted to Regional Chief Executive Officer. From 1999 to 2000, Mr. Keever was Executive Vice President, Network and Systems Operations for AirTouch Cellular. From 1998 to 1999, Mr. Keever was President of AirTouch International and from 1997 to 1998 he was Executive Vice President, German Operations for AirTouch Communications, Inc.

Martin R. Klitten has served as a Director since 2001. Mr. Klitten was Executive Vice President for Chevron Corporation from August 2000 to September 2001, when he retired. From 1989 through August 2000, Mr. Klitten served as Chevron’s Vice President of Finance and Chief Financial Officer.

Dan Rasdal has served as a Director since 1993. Mr. Rasdal served as a director of Symmetricom, Inc., a telecommunications company, from 1985 to 2000. From 1985 to July 1998, Mr. Rasdal was Chairman of the Board, President and Chief Executive Officer of Symmetricom.

Our bylaws call for a board of directors composed of a minimum of six directors and a maximum of nine; the number of directors, which shall constitute the whole board of directors, is fixed from time to time by resolution of the board of directors. The office terms of the board of directors are divided into three classes:

•	Ruann F. Ernst, John A. Schofield and Frank Ianna are Class II Directors, and their terms will expire at the annual meeting of stockholders to be held in 2004.

•	Martin R. Klitten and Dan Rasdal are Class III Directors, and their terms will expire at the annual meeting of stockholders to be held in 2005.

•	Clifford H. Higgerson and William L. Keever are Class I Directors, and their terms will expire at the annual meeting of stockholders in 2006.

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

Audit Committee Financial Expert

The information required by this item is set forth in our 2004 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and individuals owning more than ten percent of our common stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The SEC regulations also require those persons to provide copies of all filed Section 16(a) reports to us. We have reviewed the report copies filed in 2003, and based also on written representations from those persons we believe that there was compliance with Section 16(a) filing requirements for 2003 with the exception of one Form 4 filed late.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and board of directors, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of the code of ethics is accessible, free of charge, at our Internet website http://www.afc.com. Information on our website is not part of this report.

Item 11.     Executive Compensation

The information required by this item is set forth in our 2004 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in our 2004 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is set forth in our 2004 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

Item 14.     Principal Accountant Fees and Services

The information required by this item is set forth in our 2004 Definitive Proxy Statement to be filed within 120 days from our fiscal year end.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following is a list of the consolidated financial statements and the financial statement schedules which are included in this Annual Report on Form 10-K or which are incorporated herein by reference:

1. Financial Statements:

As of December 31, 2003 and 2002:

— Consolidated Balance Sheets

For the Years Ended December 31, 2003, 2002 and 2001:

— Consolidated Statements of Operations

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

3(a). Exhibits:

Exhibit
Number	Document Description

3.3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.(2)
3.3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
3.5	Amended and Restated Bylaws of the Registrant.(9)
3.6	Second Amended and Restated Bylaws of the Registrant.(10)
3.7	Third Amended and Restated Bylaws of the Registrant.(11)
4.1	Specimen Certificate of Common Stock.(1)
4.3	Certificate of Incorporation of the Registrant (included in Exhibit 3.3.1).
4.4	Rights Agreement dated as of May 13, 1998 between the Registrant and BankBoston, N.A.(4)
4.5	Amendment to Rights Agreement dated as of October 19, 1998 between the Registrant and BankBoston, N.A.(5)
10.10	Compensation Agreement dated March 23, 1999 between the Registrant and John A. Schofield.(6)
10.11	Hangzhou Aftek Communication Registrant Ltd. Contract, dated June 18, 1994 between Advanced Fibre Technology Communication (Hong Kong) Limited and Hangzhou Communication Equipment Factory of the MPT., HuaTong Branch.(1)†

Exhibit
Number	Document Description

10.15	Redwood Business Park Net Lease dated June 3, 1996 between the Registrant and G&W/ Redwood Associates Joint Venture, for the premises located at Buildings 1 & 9 of Willow Brook Court.(1)
10.17	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant.(1)
10.18	The Registrant’s 1993 Stock Option/ Stock Issuance Plan, as amended (1993 Plan).(1)
10.19	Form of Stock Option Agreement pertaining to the 1993 Plan.(1)
10.20	Form of Notice of Grant of Stock Option pertaining to the 1993 Plan.(1)
10.21	Form of Stock Purchase Agreement pertaining to the 1993 Plan.(1)
10.22	The Registrant’s 1996 Stock Incentive Plan (1996 Plan).(1)
10.23	Form of Stock Option Agreement pertaining to the 1996 Plan.(1)
10.23.1	Form of Automatic Stock Option Agreement pertaining to the 1996 Plan.(1)
10.24	Form of Notice of Grant of Stock Option pertaining to the 1996 Plan.(1)
10.24.1	Form of Notice of Grant of Non-Employee Director Automatic Stock Option pertaining to the 1996 Plan.(1)
10.25	Form of Stock Issuance Agreement pertaining to the 1996 Plan.(1)
10.26	The Registrant’s Employee Stock Purchase Plan.(1)
10.31	Cypress Center Net Lease dated October 9, 1997 between the Registrant and RNM Lakeville L.P., for the premises located at 2210 South McDowell Boulevard.(3)
10.33	Redwood Business Park Net Lease dated September 22, 1999 between the Registrant and 99 AF Petaluma, L.L.C., for the premises located at 1465 McDowell Boulevard North.(7)
10.35	Master Stock Purchase Agreement and Pledge Agreement Specialized Term Appreciation Retention Sale (STARS) dated February 9, 2000 between the Registrant and Bank of America, N.A.(8)
10.36	Asset and Sale Agreement dated January 5, 2004, as amended, by and among Marconi Advanced Communications, Inc., Marconi Intellectual Property (Ringfence) Inc., Marconi Corporation plc, Fibre Communications, Inc. and Advanced Fibre Communications North America, Inc.(12)
10.37	Severance Agreement in connection with Change in Control between the Registrant and John Schofield.
10.38	Severance Agreement in connection with Change in Control between the Registrant and Keith E. Pratt.
10.39	Severance Agreement in connection with Change in Control between the Registrant and R. Leon Blackburn and Jack L. Ermey.
13.1	Five-Year Summary of Selected Consolidated Financial Data from the 2003 Annual Report to Stockholders.
13.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2003 Annual Report to Stockholders.
13.3	Financial Statements and Supplementary Data from the 2003 Annual Report to Stockholders.
21.1	Subsidiaries of the Registrant.(1)
23.1	Report on Schedule and Consent of KPMG LLP.
31	Certifications.
32	Statements of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. 1350.

†	Portions of this Exhibit have been granted Confidential Treatment.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-8921) filed with the Securities and Exchange Commission on July 26, 1996, as amended, and declared effective September 30, 1996.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 23, 1998.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 1998.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Securities and Exchange Commission on May 7, 1999.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 1999, filed with the Securities and Exchange Commission on November 8, 1999.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 21, 2000.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 18, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2004.

3(b). Reports on Form 8-K:

A Current Report on Form 8-K was filed on October 21, 2003 reporting the issuance of a press release announcing third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOHN A. SCHOFIELD

John A. Schofield
President and Chief Executive Officer

Date: March 11, 2004

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Schofield and Keith E. Pratt, and each of them, his/her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. SCHOFIELD John A. Schofield	Chairman of the Board	March 11, 2004

/s/ RUANN F. ERNST Ruann F. Ernst	Director	March 11, 2004

/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	March 11, 2004

/s/ WILLIAM L. KEEVER William L. Keever	Director	March 11, 2004

/s/ MARTIN R. KLITTEN Martin R. Klitten	Director	March 11, 2004

/s/ DAN RASDAL Dan Rasdal	Director	March 11, 2004

Signature	Title	Date

/s/ KEITH E. PRATT Keith E. Pratt	Chief Financial Officer & Senior Vice President, Finance and Administration (Duly Authorized Signatory and Principal Financial Officer)	March 11, 2004

/s/ R. LEON BLACKBURN R. Leon Blackburn	Vice President & Corporate Controller (Principal Accounting Officer)	March 11, 2004

ADVANCED FIBRE COMMUNICATIONS, INC.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	from	End of
Allowance for Doubtful Accounts	of Period	Expenses	Accounts	Allowance	Period

Year ending December 31, 2001	1,948	10,261	58	(11,315)	952
Year ending December 31, 2002	952	850	—	(983)	819
Year ending December 31, 2003	819	407	—	(507)	719

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	from	End of
Reserve for Purchase Commitments	of Period	Expenses	Accounts	Reserve	Period

Year ending December 31, 2001	1,800	13,412	—	(1,186)	14,026
Year ending December 31, 2002	14,026	(911)	683	(7,461)	6,337
Year ending December 31, 2003	6,337	(2,450)	—	(999)	2,888

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	from	End of
Reserve for Inventories	of Period	Expenses	Accounts	Reserve	Period

Year ending December 31, 2001	14,088	25,449	(166)	(3,548)	35,823
Year ending December 31, 2002	35,823	2,502	1,056	(19,819)	19,562
Year ending December 31, 2003	19,562	3,868	(799)	(7,326)	15,305

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
Reserve for Product Returns, Promotional Rebates	Beginning	Costs and	Other	from	End of
and Other Rebates and Credits	of Period	Expenses	Accounts	Reserve	Period

Year ending December 31, 2001	1,722	(1,171)	—	—	551
Year ending December 31, 2002	551	106	—	—	657
Year ending December 31, 2003	657	4,787	—	(5)	5,439

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	from	End of
Reserve for Warranty	of Period	Expenses	Accounts	Reserve	Period

Year ending December 31, 2001	11,596	9,305	—	(8,262)	12,639
Year ending December 31, 2002	12,639	10,467	—	(8,009)	15,097
Year ending December 31, 2003	15,097	4,552	—	(8,532)	11,117

ADVANCED FIBRE COMMUNICATIONS, INC.

Index to exhibits filed with this Annual Report on Form 10-K:

Exhibit
Number	Document Description

10.37	Severance Agreement in connection with Change in Control between the Registrant and John A. Schofield.
10.38	Severance Agreement in connection with Change in Control between the Registrant and Keith E. Pratt.
10.39	Severance Agreement in connection with Change in Control between the Registrant and R. Leon Blackburn and Jack L. Ermey.
13.1	Five-Year Summary of Selected Consolidated Financial Data from the 2003 Annual Report to Stockholders.
13.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations from the 2003 Annual Report to Stockholders.
13.3	Financial Statements and Supplementary Data from the 2003 Annual Report to Stockholders.
23.1	Report on Schedule and Consent of KPMG LLP.
31	Certifications.
32	Statements of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. 1350.