Form 10-Q
period 2004-03-31
ADVANCED FIBRE COMMUNICATIONS INC
filed 2004-05-05
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At April 30, 2004, there were 87,985,389 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$92,784	$80,452
Cost of revenues	45,504	40,853

Gross profit	47,280	39,599

Operating expenses:
Research and development	17,625	15,944
Sales and marketing	11,138	9,776
General and administrative	8,063	5,940
In-process research and development	14,000	—
Amortization of acquired intangibles	1,949	793
Integration costs	1,113	—

Total operating expenses	53,888	32,453

Operating income (loss)	(6,608)	7,146
Other income:
Interest income, net	2,916	2,551
Unrealized gains on Cisco investment	—	1,356
Other	14	40

Total other income, net	2,930	3,947

Income (loss) before income taxes	(3,678)	11,093
Income taxes (benefit)	(993)	2,773

Net income (loss)	$(2,685)	$8,320

Basic net income (loss) per share	$(0.03)	$0.10

Shares used in basic per share computations	87,628	84,901

Diluted net income (loss) per share	$(0.03)	$0.10

Shares used in diluted per share computations	87,628	86,174

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$124,587	$246,552
Cisco marketable securities	247,090	250,786
Other marketable securities	482,877	594,230
Accounts receivable, net	75,664	54,464
Inventories, net	38,345	18,959
Other current assets	33,595	27,026

Total current assets	1,002,158	1,192,017
Property and equipment, net	58,333	43,762
Goodwill	190,491	55,883
Other acquired intangible assets, net	81,902	1,639
Other assets	26,532	24,415

Total assets	$1,359,416	$1,317,716

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,625	$11,112
Accrued liabilities	52,725	39,605
Cisco securities loans payable	247,090	250,786
Current taxes payable	30,151	26,989

Total current liabilities	356,591	328,492
Long-term liabilities	3,797	4,068
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 88,009,063 shares issued and 87,946,387 shares outstanding in 2004, 87,075,296 shares issued and 87,012,620 shares outstanding in 2003	880	871
Additional paid-in capital	392,712	376,394
Deferred compensation	(18)	(29)
Accumulated other comprehensive income	1,779	1,560
Retained earnings	604,515	607,200
Treasury stock, 62,676 shares in 2004 and 2003	(840)	(840)

Total stockholders’ equity	999,028	985,156

Total liabilities and stockholders’ equity	$1,359,416	$1,317,716

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,685)	$8,320
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	14,000	—
Deferred income taxes	(7,289)	(226,567)
Depreciation and amortization	6,326	5,074
Current income taxes	3,162	221,102
Tax benefit from option exercises	3,092	1,947
Increase in reserve for returns, rebates and credits	2,771	14
Interest receivable	1,886	(2,821)
Reduction in reserve for purchase commitments	(1,028)	(2,000)
Increase (reduction) in reserve for write-down of inventories	(374)	2,236
Other non-cash adjustments to operating income	5	(2)
Cash proceeds from settlement of Cisco hedge contracts	—	656,167
Unrealized gains on Cisco investment	—	(1,356)
Allowance for doubtful accounts	—	150
Changes in operating assets and liabilities:
Accounts receivable	(6,899)	(16,893)
Inventories	(6,590)	5,116
Other current assets	1,145	18,681
Other assets	(68)	(122)
Accounts payable	(927)	2,993
Accrued and other liabilities	(5,014)	(7,410)

Net cash provided by operating activities	1,513	664,629

Cash flows from investing activities:
Purchases of other marketable securities	(1,320,357)	(422,292)
Sales of other marketable securities	1,087,915	160,517
Maturities of other marketable securities	342,260	21,632
Payment for purchase of business	(241,837)	—
Purchases of property and equipment	(2,694)	(2,761)
Investment in privately-held company	(2,000)	—

Net cash used in investing activities	(136,713)	(242,904)

Cash flows from financing activities:
Proceeds from common stock issuances	13,235	6,032

Net cash provided by financing activities	13,235	6,032

Increase (decrease) in cash and cash equivalents	(121,965)	427,757
Cash and cash equivalents, beginning of period	246,552	94,754

Cash and cash equivalents, end of period	$124,587	$522,511

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries (AFC). Significant intercompany transactions and accounts have been eliminated.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 Pro Forma Fair Value Information

We account for equity-based compensation plans with employees and non-employee members of the board of directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As of March 31, 2004, executive officers held 1.7 million of the 16 million total outstanding options held by employees and board of directors.

We follow the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. We use the Black-Scholes option-pricing model to calculate the disclosure requirements. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions including the expected stock price volatility. AFC uses projected data for expected volatility and expected life of its stock options based on historical and other economic data trended into future years. AFC’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the estimate. In management’s opinion, the existing valuation models do not provide a reliable measure of fair value of AFC’s employee stock options.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$(2,685)	$8,320
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	324
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,923	10,153

Pro forma net income (loss)	$(10,600)	$(1,509)
Earnings (loss) per share:
Basic – as reported	$(0.03)	$0.10
Basic – pro forma	$(0.12)	$(0.02)
Diluted – as reported	$(0.03)	$0.10
Diluted – pro forma	$(0.12)	$(0.02)

The fair value of option grants in the three months ended March 31, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield and with the following assumptions:

		Weighted Average	Weighted Average
		Risk-free Interest	Expected Lives
	Volatility	Rate	(Years)
Three months ended March 31, 2004	82%	2.8%	4
Three months ended March 31, 2003	94%	2.6%	4

Pro forma compensation costs related to the Employee Stock Purchase Plan were calculated for the fair value of the employees’ purchase rights, as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used, assuming no dividend yield:

		Weighted Average	Weighted Average
		Risk-free Interest	Expected Lives
Next Purchase Date	Volatility	Rate	(Months)
July 2004	51%	1.3%	8.5
July 2003	77%	1.2%	6

Note 3 Acquisition

On February 20, 2004 we completed the acquisition of North American Access (NAA), a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. We acquired 100% of the business interests of NAA. We accounted for the acquisition as a purchase in accordance with the guidance in SFAS No. 141, Business Combinations. The purchase consideration for NAA consisted of $240 million in cash, plus liabilities assumed and acquisition-related expenses. Our results of operations for the three months ended March 31, 2004 include those of NAA beginning as of February 20, 2004.

This acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the product line from NAA to be complementary to our own, particularly NAA’s fiber-to-the-curb offering and our Fiber-to-the-Premises (FTTP) solution. We anticipate that synergies among our product lines will enable us to serve a broader base of customers, from the smallest independent operating company to the largest regional Bell operating company.

The value of the purchase price was $275.2 million, which consisted of the following:

•	$240 million in cash paid;

•	$32.1 million in liabilities assumed;

•	$5.1 million in acquisition-related charges; and

•	$2 million credit for working capital adjustment.

The allocation of the purchase price, the final adjustment to working capital, and final agreement on amounts to be paid on certain assets are preliminary as of May 5, 2004 due to timing of the close of acquisition and pending final review of the third party valuation report by management and our independent accountants.

Following is a condensed balance sheet disclosing the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Assets:
Accounts receivable, net	$14,155
Inventory, net	12,422
Property and equipment	15,922
Other receivables	921
Other assets	944
Completed technology	20,000
In-process research and development	14,000
Order backlog	300
Customer relationships	61,900
Goodwill	134,608

Total assets	275,172

Liabilities:
Accounts payable	16,440
Accrued liabilities	15,609
Other liabilities	8

Net assets acquired	$243,115

The allocation of the purchase price to intangible assets included:

•	In-process research and development (in-process R&D) of $14 million, which was expensed at the time of the acquisition;

•	Completed technology of $20.0 million, projected to be amortized over the weighted average useful lives ranging from four to seven years based on revenues from products containing the technology;

•	Order backlog of $0.3 million, which was capitalized at the time of acquisition and expensed during the three months ended March 31, 2004 as inventory shipped;

•	Customer relationships of $61.9 million, projected to be amortized over the next nine years; and

•	Goodwill of $134.6 million, which will not be amortized but is deductible for tax purposes over 15 years.

Our methodology for allocating the purchase price to in-process R&D was determined based on valuations performed by an independent third party. We acquired three in-process R&D projects:

•	Project A, estimated to be 62% complete as of acquisition, with $1.4 million in estimated costs to complete;

•	Project B, estimated to be 71% complete as of acquisition, with $1.3 million in estimated costs to complete; and

•	Project C, estimated to be 68% complete as of acquisition, with $4.3 million in estimated costs to complete.

A 15% risk-adjusted rate was used to value these projects, resulting in a valuation of $14 million. We expensed the $14 million upon acquisition because technological feasibility for these projects has not been established and no future alternative uses exist.

We consider the acquired business to be part of our access solutions for segment reporting purposes. We operate as one business segment and our chief operating decision maker continues to review and make operating decisions based on consolidated results.

The consolidated financial statements include the operating results of NAA from the date of acquisition. The pro forma condensed consolidated statements of operations for the acquisition of NAA is presented below, assuming the transaction was consummated at the beginning of AFC’s fiscal year 2004 and 2003 for comparative purposes. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future:

	Three Months Ended March 31,

	2004	2003

	(In thousands, except per share data) (Unaudited)
	Pro Forma	Pro Forma
	Results	Results

Revenues	$123,188	$118,468

Cost of revenues	67,183	69,938

Gross profit	56,005	48,530

Operating expenses:

Research and development	20,543	21,303

Sales and marketing	12,750	12,794

General and administrative	8,569	6,435

In-process research and development	14,000	14,000

Amortization of acquired intangibles	1,949	2,448

Integration costs	1,113	1,113

Total operating expenses	58,924	58,093

Operating loss	(2,919)	(9,563)

Other income:

Interest income, net	2,516	1,681
Unrealized gains on Cisco investment	—	1,356

Other	14	40

Total other income, net	2,530	3,077

Loss before income taxes	(389)	(6,486)

Income taxes (benefit)	(105)	(1,622)

Net loss	$(284)	$(4,864)

Basic net loss per share	$0.00	$(0.06)

Shares used in basic per share computations	87,628	84,901

Diluted net loss per share	$0.00	$(0.06)

Shares used in diluted per share computations	87,628	84,901

Note 4 Accounts Receivable

Accounts receivable are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, gross	$82,788	$60,622
Reserve for product returns	(3,887)	(2,047)
Reserve for promotional rebates	(1,550)	(1,364)
Reserve for other rebates & credits	(894)	(2,028)

Accounts receivable, net of reserves for returns, rebates and credits	76,457	55,183
Allowance for doubtful accounts	(793)	(719)

Net accounts receivable	$75,664	$54,464

Note 5 Inventories

Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis, and consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$24,225	$10,015
Work in progress	2,162	1,314
Finished goods	45,681	17,121
Inventory consigned to others	2,382	5,651
Other	—	163

Gross inventories	74,450	34,264

Inventory reserves	(36,105)	(15,305)

Inventories, net	$38,345	$18,959

Note 6 Cisco Stock Loan Fees

During 2003, we borrowed 10.6 million shares of Cisco stock to settle the hedge contracts on our Cisco Systems, Inc. (Cisco) stock. In connection with borrowing the Cisco shares under the stock loans, we pay quarterly borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the forecasted average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-line basis over the lives of the loans. During the three months ended March 31, 2004, we accrued $0.4 million in borrowing fees.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ending March 31, 2004, the maximum gross potential amount payable would be $2.4 million over the next six years.

Note 7 Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Warranty	$22,578	$11,117
Salaries and benefits	11,945	11,610
Outside services	4,197	2,155
Facility losses	1,998	2,325
Workers’ compensation	1,057	414
Business and sales taxes	978	432
Purchase commitments to contract manufacturers	589	812
Deferred revenue	548	990
Purchase commitments to customers	121	2,076
Other	8,714	7,674

Accrued liabilities	$52,725	$39,605

Note 8 Warranty Reserve

Warranty reserve activity for the three months ended March 31, 2004, consisted of the following (in thousands):

Balance at December 31, 2003	$11,117
Acquisition of NAA and associated warranty reserve	12,342
Charged to costs and expenses	3,882
Deductions from reserve	(2,963)
Reversal of reserve	(1,800)

Balance at March 31, 2004	$22,578

A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on historical trends in warranty claims and expected material and labor costs to provide warranty service. We evaluate the overall reasonableness and adequacy of the warranty reserve provision at the end of each quarter. During the three months ended March 31, 2004, we reversed a total of $1.8 million in unused warranty reserve related to a range of products resulting from changes in estimates.

Note 9 Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$(2,685)	$8,320
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(27)	(2)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	246	(445)

Total comprehensive income (loss)	$(2,466)	$7,873

Note 10 Net Income Per Share

The shares and net income amounts used in the computation of basic and diluted net income per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$(2,685)	$8,320

Shares used in basic per share computations, actual weighted average common shares outstanding for the period	87,628	84,901
Weighted average number of shares upon exercise of dilutive options	—	1,273

Shares used in diluted per share computations	87,628	86,174

Basic net income (loss) per share	$(0.03)	$0.10

Diluted net income (loss) per share	$(0.03)	$0.10

Options to purchase 3,707,673 and 9,080,114 shares of common stock during the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and inclusion would be anti-dilutive. An additional 2,528,000 shares upon exercise of dilutive options were excluded from the 2004 calculation because of the net loss for that period.

Note 11 Subsequent Event

In April 2004, we were notified that we had won an arbitration proceeding with a former insurer. The insurance company provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The insurance company later refused to pay approximately $5 million under an excess liability policy in 2002 related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We have been awarded approximately

$5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we are entitled to apply for attorneys’ fees and arbitration fees incurred. We expect to receive the final award, which would include the compensatory damages as well as certain attorneys’ fees and costs, sometime during the three months ending June 30, 2004. No provision has been made for the expected receipt of these arbitration proceeds. When received, the amount will be recorded as a reduction to operating expenses because the original defense costs, settlements and arbitration costs we incurred were charged to operating expense.

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

The following discussion should be read in conjunction with the financial statements and notes included in this report and the financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished to the SEC are accessible, free of charge, at our Internet Website http://www.afc.com. Information on our Website is not part of this report. Copies of these reports are also available without charge by contacting the Investor Relations Department, c/o Advanced Fibre Communications, Inc., P.O. Box 751239, Petaluma, California 94975-1239.

Overview

We sell access solutions to telecommunications companies in the U.S. and international marketplaces. AFC is the largest U.S. wireline equipment manufacturer dedicated solely to the access network. We market our product family through our direct sales force and indirectly through distributors and sales representatives. We sell our products primarily to service providers who install our equipment as part of their access networks. Our customers in the U.S. are generally incumbent local exchange carriers (ILECs), which include independent operating companies (IOCs) and regional Bell operating companies (RBOCs). In international markets, our customers are primarily incumbent local service providers.

We have continued to expand our portfolio of innovative access solutions and expand our presence within key customer accounts despite a challenging business environment. Our long-term strategy includes continued development of access solutions that enable carriers to deploy emerging broadband services in a more efficient and cost-effective manner to their customers. We offer a comprehensive portfolio of carrier-class, standards-based solutions to carriers that satisfy the demand for such leading technologies and architectures as packetized voice, Fiber-to-the-Premises (FTTP), Fiber-to-the-Curb (FTTC), video, and digital subscriber line (DSL). Addressing these technologies, we have developed the following solutions:

•	AdvancedVoiceSM, which provides both legacy and packet-based voice solutions;

•	AFC FiberDirectSM, innovative FTTP and FTTC offerings that enable carriers to deploy a high-capacity all-fiber network;

•	TelcoVideoSM, a solution that delivers advanced voice, high-speed Internet, video and other entertainment services; and

•	UniversalDSLSM, which delivers DSL technology in multiple deployment options and configurations.

Our suite of access solutions incorporates elements of our core product portfolio, which includes AccessMAXTM , DISC*STM, Telliant TM , TransMAX TM , PremMAX TM , AFC’s network management system, Panorama TM , professional services and plant cabinets and technologies.

On February 20, 2004, we completed the acquisition of North American Access (NAA), a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. The acquisition supports our business strategy to expand our optical access portfolio, and enhance our ability to serve the demands and requirements of large telecommunications carriers. The acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the product line from NAA to be complementary to our own, particularly NAA’s DISC*S FTTC offering with our FTTP solution. The DISC*S products include:

•	DISC*S Digital Loop Carrier, a scalable next generation digital loop carrier (NGDLC) providing plain old telephone service (POTS) and broadband services;

•	DISC*S HD, a high density version of the DISC*S NGDLC platform;

•	DISC*S MX, a FTTC platform that supports a “triple play” of consumer services: voice, Internet and video; and

•	The Deep Fiber HFC, a broadband FTTC architecture that incorporates radio frequency return capability into the DISC*S fiber in the loop platform.

We anticipate that synergies among our product lines will enable us to serve a broader base of customers, from the smallest IOCs to the largest RBOCs. Our results of operations for the three months ended March 31, 2004 include those of NAA beginning as of February 20, 2004. With the acquisition, we added 255 employees.

Factors Influencing Our Results of Operations. Our results of operations have been and will continue to be influenced by a variety of factors, including:

Customer Demands. Our operating results reflect our ability to offer products that meet the needs of our customers. In view of reduced overall industry spending, our ability to grow revenue is significantly affected by the degree to which carriers will devote their resources to the introduction of new products and technologies in the access network. Our goal is to be the leading supplier of advanced voice and broadband solutions in the access market. From a regulatory standpoint, we believe the Federal Communications Commission’s (FCC’s) Triennial Review encourages long-term investment in broadband networks and migration to FTTP-based services. The FCC, moreover, currently has before it requests for reconsideration that we believe would enhance incentives to invest in FTTC.

Investment in New Technology. We expect to continue making investments in new technologies to support existing and new product needs of our customers. In January 2004, we signed a multiyear agreement with Verizon Communications, Inc. (Verizon) to be the primary FTTP project vendor in providing the central office and premises electronics, also known as the active elements of FTTP technology. We will incur costs and expenses associated with preparation for the deployment of our FTTP systems; these deployment costs and expenses will precede our generation of revenues from the FTTP systems. Our future revenues and expenses will be affected by the degree to which Verizon invests in FTTP systems and the timing of any such investment.

As a result of the NAA acquisition, BellSouth Communications, Inc. (BellSouth) became a customer and accounted for more than 10% of our revenues in the three months ended March 31, 2004. We will continue to incur costs associated with supporting and growing our relationship with BellSouth.

Telecommunications Industry Conditions. Our results of operations have been adversely affected by the downturn in the telecommunications industry and worldwide economies over the last several years. Spending on communications equipment and services remains at significantly lower levels as compared to pre-2001 sales levels. On an ongoing basis, we attempt to balance our operating expenses with lower overall revenue levels associated with the industry downturn and reduced capital spending. We focus on cost controls while we continue to invest in research and development activities that will keep us in a strong position to take advantage of sales opportunities when industry conditions improve and demand recovers. Although the current economic environment for our industry remains challenging, we believe we have positioned our business for success over the long-term.

Acquisition of NAA. The acquisition of NAA will impact our future results of operations. Revenues will increase as a result of the new DISC*S product line, although we expect gross profit for these products will be lower than historical gross profit margins. The acquisition will also result in higher operating expenses. In connection with closing the acquisition, we wrote off in-process research and development during the three months ended March 31, 2004. Further, we will incur costs through late 2004 to integrate NAA’s business into our operations. Over the next nine years, we will amortize costs stemming from acquired intangible assets. We also expect that interest income will be lower in the future as a result of liquidating a portion of our marketable securities to pay for the acquisition. We anticipate that we will obtain benefits from consolidating our supply chain over time. Our ability to successfully operate the NAA business and integrate NAA’s products and employees with our existing business may materially affect our future results of operations.

Seasonality. Our customers normally install a portion of our systems in outdoor locations, and shipments are subject to the effects of seasonality with fewer installation projects scheduled for the winter months. Historically, we have experienced weaker demand for our products during the beginning of the year as compared with the shipment levels in the preceding fourth quarter. As a result, we believe that over time, revenues for the quarter ended March 31 will be lower than revenues in the preceding quarter ended December 31.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Applying GAAP requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, which may not be readily apparent from other sources.

In addition to the critical accounting policies referred to above, we have identified the following additional critical accounting policy:

Workers’ Compensation. We are partially self-insured for worker’s compensation. Accruals for losses are made based on our claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses. We rely on data provided by third party consultants as support for our accrual, and we review the accrual on a quarterly basis for adequacy. Actual losses could differ from accrued amounts. See Note 7, Accrued Liabilities, for the amounts accrued as of March 31, 2004 and December 31, 2003. During 2004, we reviewed the reserve and determined the need to increase the accrual rate based on current rates of claims. Determining the amount of the reserve includes some uncertainty due to the difficulty in determining the likelihood, volume and extent of claims in the future.

We believe the application of our accounting policies accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies are reasonable and appropriate for our business.

Results of Operations

Comparison of the three month periods ended March 31, 2004 and 2003

Revenues increased in 2004 as a result of our acquisition of NAA and sales to the acquired customer base. However, costs associated with the acquisition resulted in an operating loss and a net loss in the first three months of 2004. These costs included writing off in-process research and development costs at the time of acquisition and incurring integration-related costs.

Revenues. Revenues were $92.8 million in the three months ended March 31, 2004, a 15% increase from the $80.5 million recorded in the three months ended March 31, 2003. The acquired NAA business generated $19.3 million in sales to U.S. customers from February 20 through March 31, 2004.

Sales to U.S. customers increased 18% to $80.2 million in the three months ended March 31, 2004, compared with $68.0 million in the three months ended March 31, 2003. Sales to U.S. customers accounted for 86% of revenues in the three months ended March 31, 2004, and 84% in the three months ended March 31, 2003.

Sales to international customers were $12.6 million in each of the three month periods ended March 31, 2004 and 2003. Sales to international customers accounted for 14% of revenues in the three months ended March 31, 2004, and 16% in the three months ended March 31, 2003.

Sprint North Supply Company (Sprint) and BellSouth accounted for 27.1% and 15.7%, respectively, of revenues in the three months ended March 31, 2004. Sprint and Alltel Communications Products, Inc. (Alltel) accounted for 30.7% and 12.4%, respectively, of revenues in the three months ended March 31, 2003. No other customer accounted for 10% or more of revenues in either of these periods. We continue to depend on a small number of large customers for the majority of our sales. Sales to our top five customers accounted for 69% of revenues in the first three months of 2004, an increase from 60% in the same period a year ago.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and also resell our products to third party IOC customers. Historically, we believe that products representing approximately 25% to 40% of our sales to Sprint and Alltel have been sold to IOC customers.

In our work with large customers such as RBOCs, our agreements may contain provisions for performance compensation payments (PCPs) that are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts are, by their very nature, large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. We paid a $2 million PCP to Verizon and offset the cash payment against revenue during the three months ended March 31, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

Gross Profit. Gross profit as a percentage of revenues increased to 51.0% in the three months ended March 31, 2004, from 49.2% in the three months ended March 31, 2003. Gross profit for the three months ended March 31, 2004 was $47.3 million. For the period February 20 through March 31, 2004, the acquired NAA business accounted for approximately $5.8 million of our gross profit. Margin improved in 2004 primarily due to cost reductions across all product lines and reversal of portions of the warranty and excess and obsolete reserves.

As a result of continued supply chain management and cost reduction efforts, we achieved standard costs savings which increased gross margin. We reversed a total of $1.8 million in unused warranty reserve related to a range of products resulting from changes in estimates. We also reversed $0.6 million in excess and obsolete reserve relating to purchase commitments and parts no longer deemed in excess. These factors had a favorable impact on gross profit margin.

Partially offsetting the improvement in margin was a $0.3 million increase for expenses related to extended warranties. Additionally, margin was reduced by the inclusion of the lower margin DISC*S product line from February 20 through March 31, 2004. We also sold $0.3 million of inventory during the three months ended March 31, 2004 that had previously been charged against the excess and obsolete reserve.

By comparison, margin for the period ended March 31, 2003 included $2.7 million in material cost reductions stemming from changing contract manufacturers in the latter part of 2002. Partially offsetting this were $0.7 million in standard cost write downs and a $1 million inventory write-off related to the AccessLan Communications, Inc. (AccessLan) acquisition.

Research and Development. Research and development expenses increased 11% to $17.6 million in the three months ended March 31, 2004, and represented 19% of revenues, compared with 20% of revenues in the three months ended March 31, 2003. For the period February 20 through March 31, 2004, the acquired NAA business accounted for approximately $1.9 million of our total research and development expense. The increase in research and development expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily attributable to:

•	adjustment to the accrual for workers’ compensation;

•	compensation, due to acquiring NAA’s engineering employees;

•	performance-based compensation for various engineering project milestones achieved;

•	engineering materials and expenses related to new product development and testing; and

•	outside services related to new product development and testing.

The increase in research and development expenses for the three months ended March 31, 2004 was partially offset by a decrease in depreciation, rent, insurance and related costs resulting from facility closures, equipment disposals and renegotiated lease contracts.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses increased 14% to $11.1 million in the three months ended March 31, 2004, and represented 12% of revenues, compared with 12% of revenues in the three months ended March 31, 2003. For the period February 20 through March 31, 2004, the acquired NAA business accounted for approximately $1 million of our total sales and marketing expense. The increase in sales and marketing expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily attributable to:

•	adjustment to the accrual for workers’ compensation;

•	commissions on higher revenue levels during 2004;

•	advertising costs resulting from our new branding campaign; and

•	compensation, due to acquiring NAA’s sales and marketing employees.

The increase in sales and marketing expenses for the three months ended March 31, 2004 was partially offset by a decrease in distributor commissions.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to continue to monitor sales and marketing expenses in view of our expected future operating results.

General and Administrative. General and administrative expenses increased 36% to $8.1 million in the three months ended March 31, 2004, and represented 9% of revenues, compared to 7% of revenues in the three months ended March 31, 2003. For the period February 20 through March 31, 2004, the acquired NAA business accounted for approximately $0.7 million of our total general and administrative expense. The increase in general and administrative expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily attributable to:

•	adjustment to the accrual for workers’ compensation;

•	other outside services for various projects; and

•	litigation costs related to a successful arbitration proceedings with a former insurer.

We believe we have aligned general and administrative expenses with current results of operations. We plan to continue to monitor general and administrative expenses in view of our expected future operating results.

In-Process Research and Development. In connection with the NAA acquisition, we recognized a $14 million write-off for technology that had not yet reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Amortization of Intangibles. In connection with the acquisition of intangible assets from NAA, we amortized $0.7 million of customer relationships, $0.6 million of completed technology and $0.3 million of order backlog during the three months ended March 31, 2004. In connection with the acquisition of intangible assets from AccessLan, we amortized $0.3 million of deferred compensation, non-compete agreements and completed technology during the three months ended March 31, 2004. During the three months ended March 31, 2003, we amortized $0.8 million of deferred compensation, non-compete agreements and completed technology arising from the AccessLan acquisition. We expect to continue expensing the NAA intangibles through 2013 and the AccessLan intangibles through 2005.

Integration Costs. In connection with integrating NAA in February 2004, we incurred $1.1 million in integration costs for consultants, accounting services, travel and other related costs. For the period February 20 through March 31, 2004, the acquired NAA business accounted for approximately $0.1 million of our total integration costs.

Other Income. Other income decreased to $2.9 million in the three months ended March 31, 2004, from $3.9 million in the three months ended March 31, 2003. The decrease was primarily the result of settling the Cisco hedge contracts in 2003. The gains generated by the hedge contracts more than offset the Cisco share losses in 2003, resulting in unrealized gains.

Income Taxes. The effective tax rate was 27% for the three month period ended March 31, 2004 compared with 25% for the three months ended March 31, 2003. The higher rate in 2004 is attributable to several factors including the phase-out of the research and development tax credit as a result of the related tax law expiring during mid-2004, reduced tax-exempt income resulting from liquidating a portion of the marketable securities portfolio for the cash purchase of NAA and higher forecasted net income during 2004. The lower rate in 2003 was primarily the result of investing the proceeds from the Cisco hedge contract settlements in 2003 in tax-exempt marketable securities.

Goodwill

We allocated the NAA and AccessLan purchase prices based on valuations performed by third party appraisal firms. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests when circumstances warrant. The NAA purchase resulted in $134.6 million assigned to goodwill as of March 31, 2004. The $55.9 million in goodwill resulting from the AccessLan acquisition remained unchanged as of March 31, 2004.

Summary of Certain Significant Items

AFC management takes certain significant items into consideration when evaluating internal performance and results of operations. We exclude certain significant items from our GAAP results of operations for budgeting purposes, reviewing business performance and making investment decisions. We exclude these items because we believe the resulting amounts provide a more consistent and useful basis for comparison between periods. Significant items excluded from our GAAP results of operations include (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Operating:
In-process research and development	$14,000	$—
Amortization of acquired intangibles	1,949	793
Non-operating:
Unrealized gains on Cisco investment	—	(1,356)

Total	$15,949	$(563)

Three Months Ended March 31, 2004

•	$14 million for in-process research and development costs written off upon the acquisition of NAA; and

•	$1.9 million in amortization of intangible assets acquired in the NAA and AccessLan acquisitions.

Three Months Ended March 31, 2003

•	$0.8 million in amortization of intangible assets acquired in the AccessLan acquisition; and

•	$1.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

Liquidity and Capital Resources

Liquidity and capital resources refers to the ability to generate cash to meet existing and known or reasonably likely future cash requirements in the short-term and foreseeable future. Our forecasts take into account financial resource needs, working capital and capital expenditure requirements, and operating lease obligations. We believe our existing cash and marketable securities and cash flows from operating and financing activities are adequate to support our financial needs in both the short-term and the foreseeable future.

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	March 31,	December 31,	Increase/
	2004	2003	(Decrease)
Cash and cash equivalents	$124,587	$246,552	$(121,965)
Cisco marketable securities	247,090	250,786	(3,696)
Other marketable securities	482,877	594,230	(111,353)
Restricted cash equivalents	20,000	20,000	—

Cash and cash equivalents. The $122.0 million decrease was the result of paying $240 million in cash to acquire NAA, and $1.8 million in cash for related acquisition costs. We also made a $2 million investment in a privately-held company during the three months ended March 31, 2004. Additionally, we paid a $2 million PCP to Verizon for failing to timely achieve a product release milestone.

Cisco marketable securities. The $4.0 million decrease was the result of market price volatility.

At March 31, 2004, we owned 10.6 million shares of Cisco common stock. We acquired these shares as a result of an investment in privately-held Cerent Corporation, which was merged with Cisco in 1999. In 2000, we entered into two three-year hedge contracts, pledging all of our Cisco stock to secure the obligations under these contracts. In 2003, the hedge contracts matured, and we entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts. The fair market value of the Cisco stock loans is reflected as a current liability.

We believe that settling the hedge contracts using borrowed shares of Cisco stock allows for a deferral of the tax on the hedge contract gains. During 2003, we paid estimated federal and state taxes net of applicable credits on the full amount of the gains in order to avoid potentially significant interest and penalties should we be unable to sustain our tax position. We plan to seek a refund on the estimated $210 million portion we believe is subject to deferral.

In connection with borrowing the Cisco shares under the stock loans, we pay borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the forecasted average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-line basis over the lives of the loans. We expect to incur approximately $1 million annually in legal fees and borrowing fees, net of taxes, to pursue our tax position.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ending March 31, 2004, the maximum gross potential amount payable would be $2.4 million over the next six years.

Other marketable securities. The $111.3 million decrease was the result of liquidating securities for cash required to purchase NAA.

Restricted cash equivalents. $20.0 million in restricted cash equivalents and marketable securities is held as collateral to back a three-year bond posted for a U.S. customer contract. The bond guarantees our performance under the contract. We will continue to earn interest at an average rate of approximately 0.9% on the restricted cash equivalents and marketable securities during the bond period. The $20.0 million restricted cash is recorded in other assets on the balance sheets.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Cash flows provided by operating activities	$1,513	$664,629
Cash flows used in investing activities	(136,713)	(242,904)
Cash flows provided by financing activities	13,235	6,032

Operating activities in the first three months of 2004 provided cash, primarily due to an increase in accrued liabilities, the majority of which was the acquired NAA’s warranty reserve. Offsetting this were increases in receivables resulting from the non-linearity of shipments at the end of the quarter and increases in inventories due to acquiring NAA’s inventory. Investing activities in the first three months of 2004 used cash primarily as a result of paying $241.8 million in cash and associated costs to acquire NAA. This was partially offset by sales and maturities of marketable securities exceeding purchases.

Performance Metrics

The following table summarizes certain performance metrics (in thousands, except days sales outstanding (DSO) and inventory turns):

	March 31,	December 31,
	2004	2003
DSO	73	58
Inventory turns	4.7	8.9
Working capital	$645,567	$863,525

The increase in DSO as of March 31, 2004 was the result of decreased shipping linearity during the three months ended March 31, 2004 as compared with the three months ended December 31, 2003. Shipments during the quarter ended March 31, 2004 were concentrated to a greater extent in the final month of the quarter, which had the effect of increasing DSO. The acquisition of NAA and associated accounts receivable also increased DSO.

Inventory turns decreased as of March 31, 2004 primarily due to the increase in inventory levels resulting from acquiring NAA’s inventory.

The decrease in working capital as of March 31, 2004 was primarily the result of acquiring NAA for $240 million in cash and $1.8 million in associated costs.

Borrowings

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At March 31, 2004 we had $2.2 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain agreements with two banks under which we may enter into foreign exchange contracts up to $40.0 million. There are no borrowing provisions or financial covenants associated with these facilities. At March 31, 2004, there were no foreign exchange contracts outstanding.

Workforce Reduction

In April 2003, we announced a reduction in our workforce to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table summarizes expenditures from December 31, 2003 through March 31, 2004 related to the workforce reduction (in thousands):

	Reserve				Reserve
	Balance at				Balance at
	December				March 31,
	31, 2003	Charges	Reductions	Reversals	2004
Severance and employee- related expenses	$76	$—	$—	$—	$76
Excess leased facilities due to reduction in workforce	1,638	—	(398)	—	1,240

Total	$1,714	$—	$(398)	$—	$1,316

We anticipate the remaining severance and employee-related expenses will be paid through mid 2004. The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

Stock Repurchases

We did not make any stock repurchases during the three months ending March 31, 2004.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2004 that will affect our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$58,270	$9,605	$17,730	$13,974	$16,961
Cisco stock loans (1)	247,090	—	—	—	247,090
Cisco stock loan borrowing fees (1)	11,388	1,536	3,671	3,708	2,473
Purchase commitments to contract manufacturers	22,633	22,633	—	—	—
Purchase commitments to customers	1,047	1,047	—	—	—

Total	$340,428	$34,821	$21,401	$17,682	$266,524

(1)	See below for an explanation of Cisco’s share closing prices used to calculate the contractual obligations.

We do not have contractual obligations related to:

•	Long-term debt obligations;

•	Capital lease obligations; or

•	Significant other long-term liabilities.

We sublease three of our facilities. The total future minimum lease payments above have not been reduced by $13.9 million of future sublease payments to be received under non-cancelable subleases.

In 2001, we vacated an engineering facility in Largo, Florida and entered into a sublease agreement for the entire space. Our lease term continues through 2007, while the sublease agreement extends through 2004. We accrued $1.5 million to short-term and long-term liabilities for this operating lease in 2001. The amount represents the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and operating lease obligation. If the sublessee does not renew their lease agreement with us, and we are unable to enter into another sublease agreement through the March 31, 2007 term of the lease obligation, the amount of the ultimate loss based on the lease could increase by up to $1 million before tax.

The Cisco stock loan obligations are repayable with 10.6 million shares of Cisco stock. There is no contractual dollar obligation under the loan agreements. We intend to settle the loans using the 10.6 million Cisco shares we own. For purposes of the contractual obligations disclosure only, we used Cisco’s share price of $23.40 as of March 26, 2004 to determine the hypothetical value of the loan obligations assuming the loans are settled in 2010.

The Cisco stock loans borrowing fees are partially based on Cisco’s average share price at the end of each quarter. For purposes of the contractual obligations disclosure, we used the $24.60 arithmetic average of Cisco’s share closing price during our first fiscal quarter to determine the hypothetical value of the borrowing fees assuming the loans are settled in 2010.

We have purchase agreements with contract manufacturers. Under these agreements, the maximum liability for purchase commitments as of March 31, 2004 was $22.6 million, of which $0.6 million was accrued on the balance sheet. During the three months ended March 31, 2004, we reversed $0.2 million in reserve for purchase commitments to contract manufacturers due to changes in estimates and activity.

We have made commitments for sales returns from customers. We consider the inventory to have little to no value upon return. The maximum liability for this inventory as of March 31, 2004 was $1 million, of which $0.1 million was accrued on the balance sheet. During the three months ended March 31, 2004, we reversed $0.8 million in reserve for purchase commitments to customers due to changes in estimates and activity.

Subsequent Event

In April 2004, we were notified that we had won an arbitration proceeding with a former insurer. The insurance company provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The insurance company later refused to pay approximately $5 million under an excess liability policy in 2002 related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We have been awarded approximately $5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we are entitled to apply for attorneys’ fees and arbitration fees incurred. We expect to receive the final award, which would include the compensatory damages as well as certain attorneys’ fees and costs, sometime during the three months ending June 30, 2004. No provision has been made for the expected receipt of these arbitration proceeds. When received, the amount will be recorded as a reduction to operating expenses because the original defense costs, settlements and arbitration costs we incurred were charged to operating expense.

Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operating and financing activities will be adequate to support our financial resource needs, working capital and capital expenditure requirements, and operating lease obligations, for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Sprint and BellSouth accounted for 27.1% and 15.7%, respectively, of revenues in the first three months of 2004. Sprint and Alltel accounted for 30.7%, and 12.4%, respectively, of revenues in the first three months of 2003. No other single customer accounted for 10% or more of revenues in either of these periods. Our five largest customers accounted for 69% and 60% of revenues in the three months ended March 31, 2004 and 2003, respectively. We anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

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

Goodwill arising from acquisitions may become impaired and result in significant impairment write downs charged to our operating results. As of March 31, 2004, we had $190.5 million in goodwill related to the acquisition of NAA in February 2004 and AccessLan in 2002. The effect of an impairment write down could harm our business, financial condition and results of operations.

We operate in a rapidly changing competitive and economic environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

The telecommunications equipment market is characterized by rapid change and converging technology, the full scope and nature of which is difficult to predict. We believe that technological and regulatory change will continue to attract new entrants to the access market. Industry consolidation among our competitors may increase their financial resources, enabling them to reduce their prices. This could require us to either reduce our product prices or risk losing market share. Moreover, industry consolidation may result in stronger competitors that are better able to compete as sole-source suppliers for their customers.

Some of our competitors have broader product portfolios and market share, and may not be as susceptible to downturns in the telecommunications industry. These competitors’ offerings compete directly with our product solutions and provide comprehensive ranges of other products.

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

Our future operating results will be impacted by whether new products and solutions, including AdvancedVoice, AFC FiberDirect, TelcoVideo and UniversalDSL, are widely deployed by operators, the actual timing and quantity of orders for our solutions, growth in demand for broadband services, and our ability to gain market share and experience growth. For example, in November 2003, Verizon announced it selected us as one of four vendors to provide the equipment for its planned deployment of high-speed, high-capacity FTTP systems. We will incur costs and expenses associated with preparation for the deployment of our FTTP systems; these deployment costs and expenses will precede our generation of revenues from the FTTP systems. Our future revenues and expenses will be affected by the degree to which Verizon invests in FTTP systems and the timing of any such investment.

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

We have purchase agreements with contract manufacturers (CMs) which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to make purchases in accordance with agreed upon lead times. We provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component mix and quantity needs creates additional risk. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could reduce our gross profit margin and net income.

We cannot be assured that CMs will allocate sufficient resources to the timely completion of our orders in accordance with our quality standards. Qualifying a new CM is costly and time consuming and could result in significant interruptions in the supply of our products.

We may be unable to sell customer-specific inventory, which could result in lower gross profit margins and net income.

Some of our customers’ order specifications require us to design and build systems and purchase parts that are unique to a customer. In many cases, we forecast and purchase components in advance and allocate resources to design and manufacture the systems. If our customers’ requirements change or if we experience delays or cancellation of orders, we may be unable to cost-effectively rework system configurations or return parts to inventory as available-for-sale. Write downs and accruals for unrealizable inventory negatively impact our gross profit margins and net income.

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

Our success depends in large part on our ability to attract and retain key technical and management personnel. Despite the economic slowdown, competition for some specific skill sets remains intense. The process of identifying and attracting key employees is often a lengthy and costly process. Our key employees generally do not have employment agreements. The Financial Accounting Standards Board’s exposure draft to expense stock options could adversely affect our policy of issuing stock options to all employees. This could have a direct effect on our ability to retain key employees. There can be no assurance that we will succeed in retaining key employees. We expect continued challenges in recruiting, assimilating, motivating and retaining the key technical and management personnel necessary to effectively manage our operations.

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

In our work with large customers such as RBOCs, our agreements may contain provisions for PCPs that are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts are, by their very nature, large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. We paid a $2 million PCP to Verizon and offset the cash payment against revenue during the three months ended March 31, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

Government actions will continue to have a direct impact on the telecommunications industry and our business. We believe the final ruling arising from the FCC’s Triennial Review encourages long-term investment in broadband networks and migration to FTTP-based services. The FCC, moreover, currently has before it requests for reconsideration that we believe would enhance incentives to invest in FTTC. The 1996 Telecommunications Act imposed additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing and availability of services, and may affect the deployment of future services. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our product solutions.

We face risks associated with international markets and distribution channels.

International sales accounted for 14% and 16% of our revenues in the three months ended 2004 and 2003, respectively. International sales have fluctuated in absolute dollars and are expected to continue to fluctuate in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a Cisco shares liability for 10.6 million shares of Cisco common stock borrowed and outstanding at March 31, 2004. The following table shows the changes in fair value of the Cisco shares liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $23.40 closing price at March 26, 2004, the last trading day of our first fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares liability	$197,672	$247,090	$296,508

We have a Cisco shares asset for 10.6 million shares of Cisco common stock as of March 31, 2004. The following table shows the changes in fair value of the Cisco shares arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $23.40 closing price at March 26, 2004, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares asset	$197,672	$247,090	$296,508

We have foreign currency sales to two international customers. When circumstances warrant, we hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At March 31, 2004, we held a $3.3 million investment in a privately-held company. The investment represents 2% ownership of the company on a fully diluted basis. The company designs and manufactures telecommunications equipment. We began investing in the company in 1999. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company have been in general release for a limited time. This company is also subject to risks resulting from uncertain standards for new products and competition. If these products fail to generate customer interest, the value of the company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of private companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

At March 31, 2004, we held a $2.0 million investment in a privately-held company. The investment represents 7% ownership of the company on a fully diluted basis. The company is a supplier of optical components. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company are specialized and have a limited market. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)

Exhibit No.	Description
10.17.1	Form of Indemnification Agreement for Officers and Directors of the Registrant.

10.40	Lease dated February 26, 2004 between the Registrant and Reliance Parkway Capital L.P., for the premises located at 2100 Reliance Parkway.

31	Certifications.

32	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.

(b) Current Reports on Form 8-K were furnished or filed with the SEC on:

•	January 5, 2004 reporting, under Item 5 of Form 8-K, the issuance of a press release announcing the signing of a definitive agreement pursuant to which AFC will acquire North American Access;

•	January 27, 2004 reporting, under Item 12 of Form 8-K, the issuance of a press release announcing the financial results of fiscal year 2003 and fourth quarter ended December 31, 2003;

•	February 23, 2004 reporting, under Item 5 of Form 8-K, the completion of the acquisition of North American Access; and

•	March 4, 2004 reporting, under Item 2 of Form 8-K, the purchase of assets in connection with the acquisition of North American Access.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: May 5, 2004	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt
	Title:	Chief Financial Officer,
Senior Vice President,
Finance and Administration
and Assistant Secretary
(Duly Authorized Signatory and
Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description
10.17.1	Form of Indemnification Agreement for Officers and Directors of the Registrant.

10.40	Lease dated February 26, 2004 between the Registrant and Reliance Parkway Capital L.P., for the premises located at 2100 Reliance Parkway.

31	Certifications.

32	Statements of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.