Form 10-Q
period 2004-06-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2004-08-04
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware	I.R.S. Employer
Corporation	Identification No.
68-0277743

1465 North McDowell Boulevard
Petaluma, California 94954

Telephone: (707) 794-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At July 30, 2004, there were 88,460,020 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$118,591	$83,038	$211,375	$163,490
Cost of revenues	70,397	41,914	115,901	82,767

Gross profit	48,194	41,124	95,474	80,723

Operating expenses:
Research and development	22,772	19,392	40,397	35,336
Sales and marketing	13,319	11,065	24,457	20,841
General and administrative	13,202	8,875	21,265	14,815
Amortization of acquired intangibles	4,357	651	6,306	1,444
Integration costs	1,438	—	2,551	—
Securities litigation settlement costs	(5,787)	—	(5,787)	—
In-process research and development	—	—	14,000	—

Total operating expenses	49,301	39,983	103,189	72,436

Operating income (loss)	(1,107)	1,141	(7,715)	8,287
Other income (expense):
Interest income, net	1,834	3,311	4,750	5,862
Unrealized gains on Cisco investment	—	30	—	1,386
Other	59	(36)	73	4

Total other income, net	1,893	3,305	4,823	7,252

Income (loss) before income taxes	786	4,446	(2,892)	15,539
Income taxes (benefit)	(135)	1,112	(1,128)	3,885

Net income (loss)	$921	$3,334	$(1,764)	$11,654

Basic net income (loss) per share	$0.01	$0.04	$(0.02)	$0.14

Shares used in basic per share computations	88,125	85,287	87,876	85,094

Diluted net income (loss) per share	$0.01	$0.04	$(0.02)	$0.14

Shares used in diluted per share computations	89,405	86,388	87,876	86,280

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$134,607	$246,552
Cisco marketable securities	247,407	250,786
Other marketable securities	478,316	594,230
Accounts receivable, net	68,436	54,464
Income tax receivable	210,100	—
Inventories, net	44,714	18,959
Other current assets	5,538	27,026

Total current assets	1,189,118	1,192,017
Property and equipment, net	58,457	43,762
Goodwill	189,612	55,883
Other acquired intangible assets, net	77,552	1,639
Other assets	29,549	24,415

Total assets	$1,544,288	$1,317,716

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,410	$11,112
Accrued liabilities	56,925	39,605
Cisco securities loans payable	247,407	250,786
Current taxes payable	34,621	26,989
Deferred tax liabilities	174,457	—

Total current liabilities	535,820	328,492
Long-term liabilities	5,112	4,068
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 88,345,117 shares issued and 88,282,441 shares outstanding in 2004, 87,075,296 shares issued and 87,012,620 shares outstanding in 2003	883	871
Additional paid-in capital	398,054	376,394
Deferred compensation	(11)	(29)
Accumulated other comprehensive income	(166)	1,560
Retained earnings	605,436	607,200
Treasury stock, 62,676 shares in 2004 and 2003	(840)	(840)

Total stockholders’ equity	1,003,356	985,156

Total liabilities and stockholders’ equity	$1,544,288	$1,317,716

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,764)	$11,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Current income taxes	(202,468)	105,905
Deferred income taxes	197,367	(239,119)
Depreciation and amortization	15,944	10,026
In-process research and development	14,000	—
Increase in reserve for returns, rebates and credits	4,654	324
Tax benefit from option exercises	3,905	3,850
Interest receivable	983	(3,512)
Reduction in reserve for purchase commitments	(836)	(2,196)
Increase in reserve for write down of inventories	635	2,432
Allowance for doubtful accounts	16	350
Other non-cash adjustments to operating income	6	2,881
Cash proceeds from settlement of Cisco hedge contracts	—	690,226
Unrealized gains on Cisco investment	—	(1,386)
Changes in operating assets and liabilities:
Accounts receivable	(1,570)	(19,038)
Inventories	(13,291)	5,490
Other current assets	221	19,358
Other assets	8	61
Accounts payable	(5,142)	2,983
Accrued and other liabilities	3,358	(6,161)

Net cash provided by operating activities	16,026	584,128

Cash flows from investing activities:
Purchases of other marketable securities	(1,971,694)	(1,875,903)
Sales of other marketable securities	1,712,121	1,514,662
Maturities of other marketable securities	371,646	31,007
Payment for purchase of business	(245,746)	—
Purchases of property and equipment	(7,015)	(5,874)
Restricted investment	(3,050)	—
Investment in privately held company	(2,000)	—

Net cash used in investing activities	(145,738)	(336,108)

Cash flows from financing activities:
Proceeds from common stock issuances	17,767	10,827
Purchase of treasury stock	—	(701)

Net cash provided by financing activities	17,767	10,126

Increase (decrease) in cash and cash equivalents	(111,945)	258,146
Cash and cash equivalents, beginning of period	246,552	94,754

Cash and cash equivalents, end of period	$134,607	$352,900

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

The unaudited condensed consolidated financial statements include Advanced Fibre Communications, Inc. and its subsidiaries, or AFC. Significant intercompany transactions and accounts have been eliminated.

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 Pro Forma Fair Value Information

We account for equity-based compensation plans with employees and non-employee members of the board of directors using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. As of June 30, 2004, executive officers held 1.7 million of the 15.8 million total outstanding options held by employees and board of directors.

We follow the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We use the Black-Scholes option-pricing model to calculate the disclosure requirements. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions including the expected stock price volatility. AFC uses projected data for expected volatility and expected life of its stock options based on historical and other economic data trended into future years. AFC’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the estimate. In management’s opinion, the existing valuation models do not provide a reliable measure of fair value of AFC’s employee stock options.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$921	$3,334	$(1,764)	$11,654
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40	197	41	521
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,526	8,384	12,938	18,919

Pro forma net income (loss)	$(10,565)	$(4,853)	$(14,661)	$(6,744)
Earnings (loss) per share:
Basic — as reported	$0.01	$0.04	$(0.02)	$0.14
Basic — pro forma	$(0.12)	$(0.06)	$(0.17)	$(0.08)
Diluted — as reported	$0.01	$0.04	$(0.02)	$0.14
Diluted — pro forma	$(0.12)	$(0.06)	$(0.17)	$(0.08)

The fair value of option grants in the three and six months ended June 30, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield and with the following assumptions:

		Weighted Average	Weighted Average
		Risk-Free Interest	Expected Lives
	Volatility	Rate	(Years)
Three months ended June 30, 2004	73%	3.0%	4
Six months ended June 30, 2004	79%	2.9%	4
Three months ended June 30, 2003	88%	2.3%	4
Six months ended June 30, 2003	91%	2.5%	4

Pro forma compensation costs related to the Employee Stock Purchase Plan were calculated for the fair value of the employees’ purchase rights, as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were used, assuming no dividend yield:

		Weighted Average	Weighted Average
		Risk-Free Interest	Expected Lives
Next Purchase Date	Volatility	Rate	(Months)
July 2004	51%	1.3%	17
July 2003	77%	1.2%	12

Note 3 Pending Merger

On May 20, 2004, AFC and Tellabs, Inc., or Tellabs, announced a definitive merger agreement under which Tellabs will acquire AFC through a two-step merger. Under the terms of the transaction, which was approved by both companies’ boards of directors, AFC stockholders will receive 1.55 shares of Tellabs common stock and $7.00 cash for each AFC share. The transaction is subject to certain closing conditions, including regulatory approval and approval by Tellabs’ and AFC’s stockholders. We currently anticipate closing the merger before the end of October 2004. We have incurred merger-related cost of $3.5 million related to investment banking, legal, accounting and other fees, which were expensed in the three months ended June 30, 2004. We have a commitment to pay additional investment banking fees upon consummation of the merger, in an amount based on the value of the merger consideration when the merger was first publicly announced, when the merger agreement was signed or when the merger is completed, whichever is higher. The remaining commitment, calculated as of the signing of the merger agreement, totals $9.5 million. Also see Note 14 Pending Litigation for a matter related to the merger.

Note 4 Acquisition

On February 20, 2004, we completed the acquisition of North American Access, or NAA, a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. We acquired 100% of the business interests of NAA. We accounted for the acquisition as a purchase in accordance with the guidance in SFAS No. 141, Business Combinations. The purchase consideration for NAA consisted of $240.9 million in cash, plus liabilities assumed and acquisition-related expenses. Our results of operations for the three and six months ended June 30, 2004 include those of NAA beginning as of February 20, 2004.

This acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the product line from NAA to be complementary to our own, particularly NAA’s fiber-to-the-curb offering and our Fiber-to-the-Premises, or FTTP, solution. We believe that synergies among our product lines enable us to serve a broader base of customers, from the smallest independent operating company to the largest regional Bell operating company. The value of the purchase price was $276 million, which consisted of the following:

•	$240.9 million in cash paid;

•	$32 million in liabilities assumed;

•	$5.1 million in acquisition-related charges; and

•	$2 million credit for working capital adjustment.

We engaged third party appraisers to value the acquired tangible and intangible assets. The allocation of the purchase price, the final adjustment to working capital, and final agreement on amounts to be paid on certain assets were finalized during the three months ended June 30, 2004. Following is a condensed balance sheet disclosing the finalized fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Assets:
Accounts receivable, net	$14,155
Inventory, net	13,099
Property and equipment	16,984
Other receivables	921
Other assets	944
Completed technology	20,000
In-process research and development	14,000
Order backlog	300
Customer relationships	61,900
Goodwill	133,729

Total assets	276,032

Liabilities:
Accounts payable	16,440
Accrued liabilities	15,609
Other liabilities	8

Net assets acquired	$243,975

The allocation of the purchase price to intangible assets included:

•	In-process research and development, or in-process R&D, of $14 million, which was expensed during the three months ended March 31, 2004 at the time of the acquisition;

•	Completed technology of $20 million, projected to be amortized over the weighted average useful lives ranging from four to seven years based on revenues from products containing the technology;

•	Order backlog of $0.3 million, which was capitalized at the time of acquisition and expensed during the three months ended March 31, 2004 as inventory shipped;

•	Customer relationships of $61.9 million, projected to be amortized over the next nine years; and

•	Goodwill of $133.7 million, which will not be amortized but is deductible for tax purposes over 15 years.

Our methodology for allocating the purchase price to in-process R&D was determined based on valuations performed by an independent third party. We acquired three in-process R&D projects:

•	Project A, estimated to be 62% complete as of the acquisition date, with $1.4 million in estimated costs to complete;

•	Project B, estimated to be 71% complete as of the acquisition date, with $1.3 million in estimated costs to complete; and

•	Project C, estimated to be 68% complete as of the acquisition date, with $4.3 million in estimated costs to complete.

A 15% risk-adjusted rate was used to value these projects, resulting in a valuation of $14 million. We expensed the $14 million upon acquisition because technological feasibility for these projects had not been established and no future alternative uses existed.

We consider the acquired business to be part of our access solutions for segment reporting purposes. We operate as one business segment and our chief operating decision maker continues to review and make operating decisions based on consolidated results.

The consolidated financial statements include the operating results of NAA from the date of acquisition. The pro forma condensed consolidated statements of operations for the acquisition of NAA are presented below, assuming the transaction was consummated at the beginning of AFC’s fiscal year 2004 and 2003 for comparative purposes. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future:

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share data)
	(Unaudited)
	Pro Forma	Pro Forma
	Results	Results
Revenues	$241,779	$241,798
Cost of revenues	137,580	142,306

Gross profit	104,199	99,492

Operating expenses:
Research and development	43,315	45,692
Sales and marketing	26,069	26,980
General and administrative	21,771	15,895
In-process research and development	14,000	14,000
Amortization of acquired intangibles	6,306	7,163
Integration costs	2,551	1,113
Securities litigation settlement costs	(5,787)	—

Total operating expenses	108,225	110,843

Operating loss	(4,026)	(11,351)
Other income:
Interest income, net	4,350	4,462
Unrealized gains on Cisco investment	—	1,386
Other	73	(232)

Total other income, net	4,423	5,616

Income (loss) before income taxes	397	(5,735)
Income taxes (benefit)	155	(1,434)

Net income (loss)	$242	$(4,301)

Basic net income (loss) per share	$0.00	$(0.05)

Shares used in basic per share computations	87,876	85,094

Diluted net income (loss) per share	$0.00	$(0.05)

Shares used in diluted per share computations	89,784	85,094

Note 5 Accounts Receivable

Accounts receivable are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accounts receivable, gross	$74,126	$60,622
Reserve for product returns	(3,650)	(2,047)
Reserve for promotional rebates	(1,175)	(1,364)
Reserve for other rebates & credits	(220)	(2,028)

Accounts receivable, net of reserves for returns, rebates and credits	69,081	55,183
Allowance for doubtful accounts	(645)	(719)

Net accounts receivable	$68,436	$54,464

Note 6 Income Tax Receivable

During the three months ended June 30, 2004, we recorded an income tax receivable of $210.1 million based on the receipt of a Private Letter Ruling from the Internal Revenue Service. This ruling addressed the tax treatment of settling with borrowed shares the two hedge contracts on 10.6 million Cisco Systems, Inc., or Cisco, shares that matured in 2003. The cash proceeds received from the settlement were approximately $690 million. Because we used borrowed shares rather than our existing Cisco shares to settle the hedge contracts, we believe that current law allows the deferral of taxes on the gain attributable to the hedge contracts until the new Cisco stock loans are settled. The total tax liability related to the gain on the Cisco stock and hedge contracts assuming no deferral would be approximately $265 million. During 2003, estimated federal and state taxes net of applicable credits were paid on the full amount of the gain because of concern that the tax authorities could challenge the tax deferral position, and payment of these taxes were accounted for on the balance sheet. In response to our request, the Internal Revenue Service issued a Private Letter Ruling that was favorable to deferring taxes on the settlement of the hedge contracts with borrowed shares. Although a Private Letter Ruling from the Internal Revenue Service is not conclusive of all issues, based upon the strength of the ruling, we will file federal and state income tax returns requesting refunds that total $210.1 million. In addition to the income tax receivable, a deferred tax liability of $210.1 million has been recorded. The balance sheet reports a net deferred tax liability of $174.5 million, which is net of the deferred tax assets. Taxes will be due on the gain from the hedge contracts upon termination of the Cisco stock loans. We intend to maintain the stock loans for an extended period of time, however, there is no assurance that we will be able to do so.

Note 7 Inventories

Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis, and consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$25,921	$10,015
Work in progress	2,054	1,314
Finished goods	47,988	17,284
Inventory consigned to others	1,721	5,651

Gross inventories	77,684	34,264
Inventory reserves	(32,970)	(15,305)

Inventories, net	$44,714	$18,959

Note 8 Cisco Stock Loan Fees

During 2003, we borrowed 10.6 million shares of Cisco stock to settle the hedge contracts on our Cisco stock. In connection with borrowing the Cisco shares under the stock loans, we pay quarterly borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-line basis over the lives of the loans. We accrued or paid a total of $0.4 million and $0.7 million, respectively, in borrowing fees during the three and six months ended June 30, 2004.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ended June 30, 2004, the maximum gross potential amount payable would be $2.4 million over the next six years.

Note 9 Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Warranty	$22,505	$11,117
Salaries and benefits	14,387	11,610
Accounts payable	5,970	3,119
Tellabs merger costs	2,147	—
Facility losses	1,905	2,325
Outside services	2,044	2,155
Workers’ compensation	1,411	414
Purchase commitments to contract manufacturers	1,082	812
Business and sales taxes	869	432
Deferred revenue	387	990
Sales return commitments to customers	—	2,076
Other	4,218	4,555

Accrued liabilities	$56,925	$39,605

Note 10 Warranty Reserve

Warranty reserve activity for the six months ended June 30, 2004, consisted of the following (in thousands):

Balance at December 31, 2003	$11,117
Acquisition of NAA and associated warranty reserve	12,342
Charged to costs and expenses	8,971
Deductions from reserve	(8,125)
Reversal of reserve	(1,800)

Balance at June 30, 2004	$22,505

A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on historical trends in warranty claims and expected material and labor costs to provide warranty service. We evaluate the overall reasonableness and adequacy of the warranty reserve provision at the end of each quarter. During the six months ended June 30, 2004, we reversed a total of $1.8 million in unused warranty reserve related to a range of products resulting from changes in estimates.

Note 11 Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$921	$3,334	$(1,764)	$11,654
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3)	(27)	(5)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(1,945)	830	(1,699)	385

Total comprehensive income (loss)	$(1,024)	$4,161	$(3,490)	$12,034

Note 12 Net Income Per Share

The shares and net income amounts used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$921	$3,334	$(1,764)	$11,654

Shares used in basic per share computations, actual weighted average common shares outstanding for the period	88,125	85,287	87,876	85,094
Weighted average number of shares upon exercise of dilutive options	1,280	1,101	—	1,186

Shares used in diluted per share computations	89,405	86,388	87,876	86,280

Basic net income (loss) per share	$0.01	$0.04	$(0.02)	$0.14

Diluted net income (loss) per share	$0.01	$0.04	$(0.02)	$0.14

Options to purchase 8,360,976 and 11,164,565 shares of common stock during the three months ended June 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share. Options to purchase 4,608,542 and 8,893,492 shares of common stock during the six months ended June 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and inclusion would be anti-dilutive. An additional 1,907,959 shares upon exercise of dilutive options were excluded from the computation for the six months ended June 30, 2004 because of the net loss for the period.

Note 13 Securities Litigation Settlement Costs

In April 2004, we were notified that we had won an arbitration proceeding with a former insurer. On June 30, 2004, we were notified of the final award. The insurance company provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The insurance company later refused to pay approximately $5 million in 2002 under an excess liability policy related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We have been awarded approximately $5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we were entitled to apply for attorneys’ fees and arbitration fees incurred. We recorded the $5.8 million award for the compensatory damages and interest as a reduction to operating expenses during the three months ended June 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002. However, the former insurer is appealing the final award in its entirety. We believe there is a high probability that the court will affirm the final judgment relating to the compensatory damages and interest. No accrual has been made for the expected receipt of proceeds for the attorneys’ fees and arbitration fees. When received, the amount will be recorded as a reduction to operating expenses because the original attorneys’ fees and arbitration fees we incurred were charged to operating expense.

Note 14 Pending Litigation

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors, and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the individual defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that each of the defendants, including AFC and Tellabs, acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration for AFC’s public stockholders is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff seeks to enjoin the merger, and if the merger is consummated, to rescind the transaction. The plaintiff also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. AFC believes that these claims are without merit and intends to vigorously defend itself in this action.

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

Overview

AFC sells access solutions to telecommunications companies in the U.S. and international marketplaces. AFC is the largest U.S. wireline equipment manufacturer dedicated solely to the access network. We market our product family through our direct sales force and indirectly through distributors and sales representatives. We sell our products primarily to service providers who install our equipment as part of their access networks. Our customers in the U.S. are generally incumbent local exchange carriers, or ILECs, which include independent operating companies, or IOCs, and regional Bell operating companies, or RBOCs. In international markets, our customers are primarily incumbent local service providers. We have continued to expand our portfolio of innovative access solutions and expand our presence within key customer accounts despite a challenging business environment. We offer a comprehensive portfolio of carrier-class, standards-based solutions to carriers that satisfy the demand for such leading technologies and architectures as packetized voice, Fiber-to-the-Premises, or FTTP, Fiber-to-the-Curb, or FTTC, video, and digital subscriber line, or DSL. Addressing these technologies, we offer the following solutions:

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

Our suite of access solutions incorporates elements of our core product portfolio, which includes AccessMAXTM , DISC*STM, Telliant TM , TransMAX TM , PremMAX TM , AFC’s network management system, Panorama TM , professional services and plant cabinets and technologies. On February 20, 2004, we acquired North American Access, or NAA, a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. NAA’s product line was added to AFC’s product family and includes:

•	DISC*S Digital Loop Carrier, a scaleable next generation digital loop carrier, or NGDLC, providing plain old telephone service, or POTS, and broadband services;

•	DISC*S HD, a high density version of the DISC*S NGDLC platform;

•	DISC*S MX, a FTTC platform that supports a “triple play” of consumer voice, Internet and video; and

•	The Deep Fiber HFC, a broadband FTTC architecture that incorporates radio frequency return capability into the DISC*S fiber in the loop platform.

The NAA acquisition completed during the first quarter of 2004 supports our business strategy to expand our optical access portfolio, and enhance our ability to serve the demands and requirements of large telecommunications carriers. The acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the product line from NAA to be complementary to our own, particularly NAA’s DISC*S FTTC offering with our FTTP solution. We believe that synergies among our product lines enable us to serve a broader base of customers, from the smallest IOCs to the largest RBOCs. Our results of operations for the six months ended June 30, 2004 include those of NAA beginning as of February 20, 2004. With the acquisition, we added 255 employees.

On May 20, 2004, AFC and Tellabs, Inc., or Tellabs, announced a definitive merger agreement under which Tellabs will acquire AFC through a two-step merger. Under the terms of the transaction, which was approved by both companies’ boards of directors, AFC stockholders will receive 1.55 shares of Tellabs common stock and $7.00 cash for each AFC share. The transaction is subject to certain closing conditions, including regulatory approval and approval by Tellabs’ and AFC’s stockholders. We currently anticipate closing the merger before the end of October 2004.

Factors Influencing Our Results of Operations. Our results of operations have been and will continue to be influenced by a variety of factors, including:

Pending Merger with Tellabs. In reaching its determination to recommend the adoption of the merger with Tellabs, the AFC board of directors consulted with various advisors and considered various material factors. Among those factors considered were:

•	Enhanced strategic position of AFC by combining with Tellabs’ substantial resources and experience in servicing RBOCs, Tellabs’ complementary product lines, and Tellabs’ international distribution platform, which are expected to provide AFC with a stronger competitive position and greater opportunity for growth;

•	AFC’s business, financial condition and prospects on a stand-alone basis as compared to a combined company with a more diversified product line, greater resources and experience required to serve RBOCs and other large customers effectively, expanded distribution channels and increased size and scope as a supplier in an increasingly consolidated telecommunications market; and

•	Tellabs’ business, financial condition and prospects.

Customer Demands. Our operating results reflect our ability to offer products that meet the needs of our customers. In view of reduced overall industry spending, our ability to grow revenue is significantly affected by the degree to which carriers will devote their resources to the introduction of new products and technologies in the access network. While we see growth in our broadband business, we are seeing a decline in POTS demand. We have experienced an increased level of interest from our customers and potential customers worldwide in both DSL and FTTP solutions. FTTP continues to become a more significant part of our product offering and orders for FTTP are exceeding our forecasts. Our goal is to be the leading supplier of advanced voice and broadband solutions in the access market. From a regulatory standpoint, we believe the Federal Communications Commission’s, or FCC’s, Triennial Review Order encourages long-term investment in broadband networks and migration to FTTP-based services by reducing the incumbent carriers’ unbundling obligations for broadband facilities, and the Court of Appeals upheld those portions of the FCC’s Order. The FCC, moreover, currently has before it requests for reconsideration that we believe would further enhance incentives to invest in FTTC and Fiber-to-Multi-Dwelling-Units.

Investment in New Technology. We expect to continue making investments in new technologies to support existing and new product needs of our customers. For example, in January 2004, we signed a multiyear agreement with Verizon Communications, Inc., or Verizon, to be the primary FTTP project vendor in providing the central office and premises electronics, also known as the active elements of FTTP technology. We are incurring costs and expenses associated with preparation for the deployment of our FTTP systems and we are generating revenues from the FTTP systems.

The FTTP systems are comprised of various components. Our revenue and profitability are affected by the timing and mix of components in the deployment of FTTP systems under the Verizon contract. As part of our agreement with Verizon, we recognized that one component of the FTTP systems, the Single Family Optical Network Terminal, or ONT, would be sold at a negative gross profit margin to Verizon until volume increases and unit cost declines. A Single Family ONT is deployed at a residence as a network interface device for connecting fiber to services in the home. We have an active remediation program in place to address the profitability of the ONT component. The other components of the FTTP systems are also expected to sell at a profit to customers, including Verizon.

In our work with large customers such as RBOCs, our agreements may contain provisions for performance compensation payments, or PCPs, which are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts involve large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. While we have met a number of these milestones on time, we have also failed to meet some milestones in a timely manner. We failed to achieve a February 23, 2004 milestone for delivery of a product release which triggered a PCP of $2 million. We subsequently provided the required product release on March 8, 2004. We also did not meet a June 30, 2004 milestone for delivery of a product release which triggered a PCP of $1 million. We subsequently provided the required product release for this milestone on July 21, 2004.

In mid June 2004 Verizon informed us that it believes our failure to deliver product features by specified milestone dates, for which we paid PCPs of $2 million to Verizon in the three months ended March 31, 2004, and our failure to subsequently deliver some of these product features in accordance with our corrective plans, constitute a default and a breach of our obligations under our agreement with Verizon. Verizon has reserved all of its legal rights and remedies under the agreement, which includes termination of the agreement without the required advance notice. We believe that the FTTP project with Verizon is still intact and note that Verizon has continued to order a range of products, including FTTP systems, following its notice of default. In addition, despite these issues, Verizon accounted for 12.3% of revenues during the three months ended June 30, 2004. As indicated above, we did not meet the product release milestone on June 30, 2004 (which Verizon anticipated in its mid June letter to us) for which we have accrued a $1 million PCP payment to Verizon. We based the accrual on past experience; Verizon has not notified us of its intention to enforce the PCP. The accrual was treated as a reduction to revenue during the three months ended June 30, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

Acquisition of NAA. The acquisition of NAA impacts our future results of operations. Revenues will increase as a result of the new DISC*S products, although we expect gross profit for these products will be lower than historical gross profit margins. The acquisition will also result in higher operating expenses. In connection with closing the acquisition, we wrote off $14 million for in-process research and development during the three months ended March 31, 2004. Further, we will incur approximately $1 million in costs through late 2004 to integrate NAA’s business into our operations. Over the next nine years, we will amortize costs stemming from acquired intangible assets. We also expect that interest income will be lower in the future as a result of liquidating a portion of our marketable securities to pay for the acquisition. We anticipate that we will obtain benefits from consolidating our supply chain over time. Our ability to successfully operate the NAA business and integrate NAA’s products and employees with our existing business may materially affect our future results of operations.

In connection with the acquisition, BellSouth Communications, Inc., or BellSouth, became a customer and accounted for 24.6% of our revenues in the six months ended June 30, 2004. We will continue to incur costs associated with supporting and growing our relationship with BellSouth.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Applying GAAP requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, which may not be readily apparent from other sources.

In addition to the critical accounting policies and estimates referred to above, we have identified the following additional critical accounting policy and estimate:

Workers’ Compensation. We are partially self-insured for worker’s compensation. Accruals for losses are made based on our claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses. We rely on data provided by third party consultants as support for our accrual, and we review the accrual on a quarterly basis for adequacy. Actual losses could differ from accrued amounts. See Note 9, Accrued Liabilities, for the amounts accrued as of June 30, 2004 and December 31, 2003. During 2004, we reviewed the reserve and determined the need to increase the accrual rate based on current rates of claims. Determining the amount of the reserve includes some uncertainty due to the difficulty in determining the likelihood, volume and extent of claims in the future.

We believe the application of our accounting policies and estimates accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides comparability between periods. We believe our accounting policies and estimates are reasonable and appropriate for our business.

Results of Operations

Comparison of the three and six months ended June 30, 2004 and 2003
Revenues increased in 2004 as a result of our acquisition of NAA and sales to the acquired customer base. We incurred costs associated with the NAA acquisition, amortization of intangible assets, the pending Tellabs merger and leased facility write-offs. These costs were only partially offset by an arbitration award for securities litigation settlement costs and resulted in an operating loss and a net loss in the first six months of 2004.

Revenues. Revenues were $118.6 million in the three months ended June 30, 2004; a 43% increase from the $83 million recorded in the three months ended June 30, 2003. Revenues were $211.4 million in the six months ended June 30, 2004; a 29% increase from the $163.5 million recorded in the six months ended June 30, 2003. NAA’s stand-alone revenues were approximately $47 million and $66 million, respectively, for the three months ended June 30, 2004, and the period from the February 20 acquisition date through June 30, 2004. NAA’s revenues were earned entirely from U.S. customers.

Sales to U.S. customers increased 54% to $108.1 million in the three months ended June 30, 2004, compared with $70.3 million in the three months ended June 30, 2003. Sales to U.S. customers accounted for 91% of revenues in the three months ended June 30, 2004, and 85% in the three months ended June 30, 2003.

Sales to U.S. customers increased 36% to $188.4 million in the six months ended June 30, 2004, compared with $138.3 million in the six months ended June 30, 2003. Sales to U.S. customers accounted for 89% of revenues in the six months ended June 30, 2004, and 85% in the six months ended June 30, 2003.

Sales to international customers decreased 18% to $10.5 million in the three months ended June 30, 2004, compared with $12.7 million in the three months ended June 30, 2003. Sales to international customers accounted for 9% of revenues in the three months ended June 30, 2004, and 15% in the three months ended June 30, 2003.

Sales to international customers decreased 9% to $23 million in the six months ended June 30, 2004, compared with $25.2 million in the six months ended June 30, 2003. Sales to international customers accounted for 11% of revenues in the six months ended June 30, 2004, and 15% in the six months ended June 30, 2003.

BellSouth, Sprint North Supply Company, or Sprint, and Verizon accounted for 31.6%, 23.4% and 12.3%, respectively, of revenues in the three months ended June 30, 2004. Sprint and Alltel Communications Products, Inc., or Alltel, accounted for 32.9% and 14.1%, respectively, of revenues in the three months ended June 30, 2003. Sprint and BellSouth accounted for 25% and 24.6%, respectively, of revenues in the six months ended June 30, 2004. Sprint and Alltel accounted for 31.8% and 13.3%, respectively, of revenues in the six months ended June 30, 2003. No other customer accounted for 10% or more of revenues in any of these periods. We continue to depend on a small number of large customers for the majority of our sales. Sales to our top five customers accounted for 71% of revenues in the six months ended June 30, 2004, an increase from 62% in the same period a year ago.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and also resell our products to third party IOC customers. Historically, we believe that products representing approximately 20% to 40% of our sales to Sprint and Alltel have been sold to IOC customers.

We have failed to meet various key development milestones in a timely manner under our agreement with Verizon for which we have paid $2 million and accrued $1 million in penalties in the six months ended June 30, 2004. These penalty payments are accounted for as a corresponding reduction in revenue in the quarter they are incurred. Our future revenues, gross profit and net income will be affected by the degree to which Verizon invests in FTTP systems, the mix of products ordered, the timing of any such investment and our ability to meet key development milestones and avoid penalty payments under our agreement.

Gross Profit. Gross profit as a percentage of revenues decreased to 40.6% in the three months ended June 30, 2004, from 49.5% in the three months ended June 30, 2003. Gross profit for the three months ended June 30, 2004 was $48.2 million. The acquired NAA business accounted for approximately $15 million of our gross profit during that period. Gross profit as a percentage of revenues decreased to 45.2% in the six months ended June 30, 2004, from 49.4% in the six months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 was $95.5 million. The acquired NAA business accounted for approximately $20 million of our gross profit during that period. Margin decreased primarily due to product and customer mix.

Sales to lower margin RBOC customers increased relative to higher margin customers for both the three and six months ended June 30, 2004. Margin was also affected by the lower margin DISC*S products, which began impacting gross profit starting in February 2004. We also sold a lower volume of higher margin cards during the three months ended June 30, 2004. We have continued our supply chain management and cost reduction efforts. The resulting standard costs savings partially offset the factors noted above that led to decreases in 2004 gross profits. We expect our margins will continue to be negatively impacted in the near term as sales of lower margin DISC*S products and initial sales of Single Family FTTP ONTs to one early adopter FTTP customer at negative margins become a larger part of our sales.

During the three and six months ended June 30, 2004, our gross profit was affected by increases in reserves of $6.3 million and $7 million, respectively. These reserves were for excess and obsolete inventory, returned materials, demonstration inventory, purchase commitments and warranty. During the six months ended June 30, 2004, the reserve increases reflected offsets due to the reversal of $1.8 million in unused warranty reserve from changes in estimates and $1 million in purchase commitments reserve due to a true-up and revised estimates.

Research and Development. Research and development expenses increased 17% to $22.8 million in the three months ended June 30, 2004, and represented 19% of revenues, compared with 23% of revenues in the three months ended June 30, 2003. For the three months ended June 30, 2004, the acquired NAA business accounted for approximately $4.8 million of our total research and development expense. Research and development expenses increased 14% to $40.4 million in the six months ended June 30, 2004, and represented 19% of revenues, compared with 22% of revenues in the six months ended June 30, 2003. For the period February 20, 2004 through June 30, 2004, NAA accounted for approximately $6.6 million of our total research and development expense.

The increases in research and development expense for both the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 were primarily attributable to:

•	Compensation, primarily due to acquiring NAA’s engineering employees in February 2004;

•	Employee benefits, primarily due to an adjustment to the workers’ compensation accrual and a higher number of engineering employees during the three months ended June 30, 2004; and

•	Engineering materials and expenses related to new product development and testing.

The three and six months ended June 30, 2003 also included leased facilities write-offs, severance and relocation costs arising from the workforce reduction initiated in April 2003 and fixed asset write-offs.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses increased 20% to $13.3 million in the three months ended June 30, 2004, and represented 11% of revenues, compared with 13% of revenues in the three months ended June 30, 2003. For the three months ended June 30, 2004, the acquired NAA business accounted for approximately $2 million of our total sales and marketing expense. Sales and marketing expenses increased 17% to $24.5 million in the six months ended June 30, 2004, and represented 12% of revenues, compared with 13% of revenues in the six months ended June 30, 2003. For the period February 20, 2004 through June 30, 2004, NAA accounted for approximately $3 million of our total sales and marketing expense.

The increase in sales and marketing expense for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to:

•	Compensation and commissions, largely due to acquiring NAA’s sales and marketing employees in February 2004 and severance payments;

•	Higher costs associated with the Supercom trade show; and

•	Advertising costs resulting from our new branding campaign.

The increase in sales and marketing expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to:

•	Compensation and commissions, largely due to acquiring NAA’s sales and marketing employees in February 2004 and severance payments;

•	Employee benefits, primarily due to an adjustment to the workers’ compensation accrual and a higher number of sales and marketing employees during the six months ended June 30, 2004;

•	Advertising costs resulting from our new branding campaign; and

•	Higher costs associated with the Supercom trade show.

The three and six months ended June 30, 2003 also included severance costs arising from the workforce reduction initiated in April 2003 and fixed asset write-offs.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to continue to monitor sales and marketing expenses in view of our expected future operating results.

General and Administrative. General and administrative expenses increased 49% to $13.2 million in the three months ended June 30, 2004, and represented 11% of revenues, compared to 11% of revenues in the three months ended June 30, 2003. For the three months ended June 30, 2004, the acquired NAA business accounted for approximately $1 million of our total general and administrative expense. General and administrative expenses increased 44% to $21.3 million in the six months ended June 30, 2004, and represented 10% of revenues, compared to 9% of revenues in the six months ended June 30, 2003. For the period February 20, 2004 through June 30, 2004, NAA accounted for approximately $1.8 million of our total general and administrative expense.

The increase in general and administrative expense for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to:

•	Tellabs merger related costs;

•	Compensation as a result of pay raises; and

•	Employee benefits, primarily due to an adjustment to the workers’ compensation accrual.

These costs were partially offset by reductions for leased facility write-offs and severance stemming from the workforce reduction initiated in April 2003 and lower performance-based compensation as a result of not meeting internal goals.

The increase in general and administrative expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to:

•	Tellabs merger related costs;

•	Employee benefits, primarily due to an adjustment to the workers’ compensation accrual;

•	Outside services for various projects;

•	Compensation as a result of pay raises; and

•	Litigation costs related to a successful arbitration proceeding with a former insurer.

These costs were partially offset by reductions for leased facility write-offs and severance stemming from the workforce reduction initiated in April 2003, lower performance-based compensation as a result of not meeting internal goals and lower bad debt expense in 2004.

The three and six months ended June 30, 2003 also included a leased facility write-off and severance costs arising from the workforce reduction initiated in April 2003.

We believe we have aligned general and administrative expenses with current results of operations. We plan to continue to monitor general and administrative expenses in view of our expected future operating results.

Securities Litigation Settlement Costs. In April 2004, we were notified that we had won an arbitration proceeding with a former insurer. On June 30, 2004, we were notified of the final award. The insurance company provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The insurance company later refused to pay approximately $5 million in 2002 under an excess liability policy related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We have been awarded approximately $5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we were entitled to apply for attorneys’ fees and arbitration fees incurred. We recorded the $5.8 million award for the compensatory damages and interest as a reduction to operating expenses during the three months ended June 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002. However, the former insurer is appealing the final award in its entirety. We believe there is a high probability that the court will affirm the final judgment relating to the compensatory damages and interest. No accrual has been made for the expected receipt of proceeds for the attorneys’ fees and arbitration fees. When received, the amount will be recorded as a reduction to operating expenses because the original attorneys’ fees and arbitration fees we incurred were charged to operating expense.

Amortization of Intangibles. In connection with the acquisition of intangible assets from NAA, we amortized $4.1 million of completed technology during the three months ended June 30, 2004. In connection with the acquisition of intangible assets from AccessLan Communications, Inc., or AccessLan, we amortized $0.3 million of deferred compensation, non-compete agreements and completed technology during the three months ended June 30, 2004. During the three months ended June 30, 2003, we amortized $0.7 million of deferred compensation, non-compete agreements and completed technology arising from the AccessLan acquisition.

In connection with the acquisition of intangible assets from NAA, we amortized $5.7 million of completed technology during the six months ended June 30, 2004. In connection with the acquisition of intangible assets from AccessLan, we amortized $0.6 million of deferred compensation, non-compete agreements and completed technology during the six months ended June 30, 2004. During the six months ended June 30, 2003, we amortized $1.4 million of deferred compensation, non-compete agreements and completed technology arising from the AccessLan acquisition. We expect to continue expensing the NAA intangibles through 2013 and the AccessLan intangibles through 2005.

Integration Costs. In connection with integrating NAA into AFC, we incurred $1.4 million and $2.6 million, respectively, in the three and six months ended June 30, 2004, in integration costs for consultants, accounting services, travel and other related costs.

In-Process Research and Development. For the six months ended June 30, 2004, we recognized a $14 million write-off for technology that had not yet reached technological feasibility, had no alternative future use and for which successful development was uncertain. The write-off was in connection with the acquisition of NAA on February 20, 2004.

Other Income. Other income decreased to $1.9 million in the three months ended June 30, 2004, from $3.3 million in the three months ended June 30, 2003. The decrease was primarily due to liquidating a portion of the marketable securities portfolio and cash equivalents to pay for the NAA acquisition and the related decrease in interest income earned on the remaining securities.

Other income decreased to $4.8 million in the six months ended June 30, 2004, from $7.3 million in the six months ended June 30, 2003. The decrease was primarily due to liquidating a portion of the marketable securities portfolio and cash equivalents to pay for the NAA acquisition and the related decrease in interest income earned on the remaining securities. The decrease was also the result of settling the Cisco hedge contracts in 2003. The gains generated by the hedge contracts more than offset the Cisco share losses in 2003, resulting in unrealized gains.

Income Taxes. The effective tax rate was a benefit of 17% for the three months ended June 30, 2004 compared with the effective tax rate of 25% for the three months ended June 30, 2003. The 17% tax benefit is based on a revision of the forecasted earnings for the remainder of the year. The effective tax rate was a benefit of 39% for the six months ended June 30, 2004 compared with the effective tax rate of 25% for the six months ended June 30, 2003. The rate in 2004 is attributable to several factors including the phase-out of the research and development tax credit as a result of the related tax law expiring during mid-2004, reduced tax-exempt income resulting from liquidating a portion of the marketable securities portfolio for the cash purchase of NAA, a revision of the forecasted earnings for the remainder of the year, and certain costs related to the Tellabs merger, a portion of which is non-deductible for tax purposes. The lower rate in 2003 was primarily the result of investing the proceeds from the Cisco hedge contract settlements in 2003 in tax-exempt marketable securities.

Goodwill

We allocated the NAA and AccessLan purchase prices based on valuations performed by third party appraisal firms. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests when circumstances warrant. As of June 30, 2004, $133.7 million in goodwill is attributable to the NAA acquisition, and $55.9 million in goodwill is attributable to the AccessLan acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating:
Amortization of acquired intangibles	$4,357	$651	$6,306	$1,444
Tellabs merger costs	3,510	—	3,510	—
Workforce reduction and restructuring	1,449	5,182	1,449	5,182
Lease facility write-off	293	292	293	292
In-process research and development	—	—	14,000	—
Securities litigation settlement costs	(5,787)	—	(5,787)	—
Non-operating:
Unrealized gains on Cisco investment	—	(30)	—	(1,386)

Total	$3,822	$6,095	$19,771	$5,532

Three Months Ended June 30, 2004

•	$4.4 million in amortization of intangible assets acquired in the NAA and AccessLan acquisitions;

•	$3.5 million in investment banking, legal, accounting and other costs expensed related to the merger with Tellabs;

•	$1.4 million for facility write-offs stemming from a workforce reduction initiated in April 2003;

•	$0.3 million for a leased facility write-off; and

•	$5.8 million from an arbitration award treated as a reduction to operating expenses.

Three Months Ended June 30, 2003

•	$0.7 million in amortization of intangible assets acquired in the AccessLan acquisition;

•	$5.2 million in expenses from severance and facility closures from a workforce reduction initiated in April 2003;

•	$0.3 million for a leased facility write-off; and

•	$30 thousand in unrealized gains on our Cisco securities holdings and related hedge contract.

Six Months Ended June 30, 2004

•	$6.3 million in amortization of intangible assets acquired in the NAA and AccessLan acquisitions;

•	$3.5 million in investment banking, legal, accounting and other costs expensed related to the merger with Tellabs;

•	$1.4 million for facility write-offs stemming from a workforce reduction initiated in April 2003;

•	$0.3 million for a leased facility write-off;

•	$14 million for in-process research and development costs written off upon the acquisition of NAA; and

•	$5.8 million from an arbitration award treated as a reduction to operating expenses.

Six Months Ended June 30, 2003

•	$1.4 million in amortization of intangible assets acquired in the AccessLan acquisition;

•	$5.2 million in expenses from severance and facility closures from a workforce reduction initiated in April 2003;

•	$0.3 million for a leased facility write-off; and

•	$1.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	June 30,	December 31,	Increase/
	2004	2003	(Decrease)
Cash and cash equivalents	$134,607	$246,552	$(111,945)
Cisco marketable securities	247,407	250,786	(3,379)
Other marketable securities	478,316	594,230	(115,914)
Restricted cash equivalents	23,050	20,000	3,050

Cash and cash equivalents. The $111.9 million decrease was the result of paying $240.9 million in cash to acquire NAA, and $1.8 million in cash for related acquisition costs. We also made a $2 million investment in a privately held company during the six months ended June 30, 2004. Additionally, we paid a $2 million cash PCP to Verizon for failing to timely achieve a product release milestone. These decreases in cash were partially offset by the movement of $112.1 million from other marketable securities into shorter-term cash equivalents and $4.8 million in interest income.

Cisco marketable securities. The $3.4 million decrease was the result of market price volatility. At June 30, 2004, we owned 10.6 million shares of Cisco common stock. We acquired these shares as a result of an investment in privately held Cerent Corporation, which was merged with Cisco in 1999. In 2000, we entered into two three-year hedge contracts, pledging all of our Cisco stock to secure the obligations under these contracts. In 2003, the hedge contracts matured, and we entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts. The fair market value of the Cisco stock loans is reflected as a current liability.

During the three months ended June 30, 2004, we recorded an income tax receivable of $210.1 million based on the receipt of a Private Letter Ruling from the Internal Revenue Service. This ruling addressed the tax treatment of settling with borrowed shares the two hedge contracts on 10.6 million Cisco shares that matured in 2003. The cash proceeds received from the settlement were approximately $690 million. Because we used borrowed shares rather than our existing Cisco shares to settle the hedge contracts, we believe that current law allows the deferral of taxes on the gain attributable to the hedge contracts until the new Cisco stock loans are settled. The total tax liability related to the gain on the Cisco stock and hedge contracts assuming no deferral would be approximately $265 million. During 2003, estimated federal and state taxes net of applicable credits were paid on the full amount of the gain because of concern that the tax authorities could challenge the tax deferral position, and payment of these taxes were accounted for on the balance sheet. In response to our request, the Internal Revenue Service issued a Private Letter Ruling that was favorable to deferring taxes on the settlement of the hedge contracts with borrowed shares. Although a Private Letter Ruling from the Internal Revenue Service is not conclusive of all issues, based upon the strength of the ruling, we will file federal and state income tax returns requesting refunds that total $210.1 million. In addition to the income tax receivable, a deferred tax liability of $210.1 million has been recorded. The balance sheet reports a net deferred tax liability of $174.5 million, which is net of the deferred tax assets. Taxes will be due on the gain from the hedge contracts upon termination of the Cisco stock loans. We intend to maintain the stock loans for an extended period of time, however, there is no assurance that we will be able to do so.

In connection with borrowing the Cisco shares under the stock loans, we pay borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-

line basis over the lives of the loans. We expect to incur approximately $1 million annually in legal fees and borrowing fees, net of taxes, to pursue our tax position.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ended June 30, 2004, the maximum gross potential amount payable would be $2.4 million over the next six years.

Other marketable securities. The $115.9 million decrease was primarily the result of liquidating securities for cash required to purchase NAA.

Restricted cash equivalents and marketable securities. $20 million in restricted tax-exempt cash equivalents and marketable securities is held as collateral to back a three-year bond posted for a U.S. customer contract. The bond expires in 2005 and guarantees our performance under the contract. The current earnings rate on these cash equivalents and marketable securities is approximately 1.12%. $2.5 million in restricted taxable cash equivalents is held as collateral for our commercial and standby letters of credit facility with our bank. The current earnings rate on these cash equivalents is approximately 1.03%. $0.6 million in restricted taxable cash equivalents is held as collateral for a letter of credit issued to a third party that provides AFC’s workers’ compensation insurance. The current earnings rate on these cash equivalents is approximately 1.08%. These restricted cash equivalents and marketable securities are recorded in other assets on the balance sheets.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Cash flows provided by operating activities	$16,026	$584,128
Cash flows used in investing activities	(145,738)	(336,108)
Cash flows provided by financing activities	17,767	10,126

Operating activities in the six months ended June 30, 2004 provided cash, primarily due to an increase in accrued liabilities offset by increases in inventories as a result of forecasted sales and customers’ expectations of shortened delivery timeframes. Non-cash activity included an increase in deferred income taxes offset by a decrease in current income taxes and the write-off of in-process research and development. The six months ended June 30, 2003 included the non-cash effect of the proceeds from the settlement of the Cisco hedge contracts. Investing activities in the six months ended June 30, 2004 used cash primarily as a result of paying $242.7 million in cash and associated costs to acquire NAA. This was partially offset by sales and maturities of marketable securities exceeding purchases. The six months ended June 30, 2003 used cash primarily due to purchases of marketable securities exceeding sales and maturities. Financing activities in the six months ended June 30, 2004 provided cash as a result of an increase in stock option exercises as compared with the prior year comparable period.

Performance Metrics

The following table summarizes certain performance metrics (in thousands, except days sales outstanding, or DSO, and inventory turns):

	June 30,	December 31,
	2004	2003
DSO	52	58
Inventory turns	6.3	8.9
Working capital	$653,298	$863,525

The decrease in DSO as of June 30, 2004 was the result of including a full quarter’s worth of revenue from NAA.

Inventory turns during the three months ended June 30, 2004 decreased primarily due to the increase in cost of revenues, increases in inventories as a result of forecasted sales and customers’ expectations of shortened delivery timeframes and from acquiring NAA’s inventory.

The decrease in working capital as of June 30, 2004 was primarily the result of acquiring NAA for $240.9 million in cash and $1.8 million in associated costs, and an increase in net deferred tax liabilities.

Borrowings

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At June 30, 2004 we had $2.3 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain agreements with two banks under which we may enter into foreign exchange contracts up to $40 million. There are no borrowing provisions or financial covenants associated with these facilities. At June 30, 2004, there were no foreign exchange contracts outstanding.

Workforce Reduction

In April 2003, we announced a reduction in our workforce to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table summarizes expenditures from December 31, 2003 through June 30, 2004 related to the workforce reduction (in thousands):

	Reserve				Reserve
	Balance at				Balance at
	December				June 30,
	31, 2003	Charges	Reductions	Reversals	2004
Severance and employee- related expenses	$76	$—	$(23)	$—	$53
Excess leased facilities due to reduction in workforce	1,638	1,451	(718)	(18)	2,353

Total	$1,714	$1,451	$(741)	$(18)	$2,406

We anticipate the remaining severance and employee-related expenses will be paid in the third quarter of 2004. The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

Stock Repurchases

We did not make any stock repurchases during the three months ended June 30, 2004.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2004 that will affect our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			1 Year or	3 Years
			More,	or More,
			But Less	But Less
		Less Than 1	Than 3	Than 5	5 Years or
Contractual Obligations	Total	Year	Years	Years	More
Cisco stock loans (1)	$247,407	$—	$—	$—	$247,407
Operating lease obligations	56,433	9,703	17,538	13,573	15,619
Purchase commitments to contract manufacturers	46,529	46,529	—	—	—
Cisco stock loan borrowing fees (1)	10,524	1,496	3,589	3,514	1,925

Total	$360,893	$57,728	$21,127	$17,087	$264,951

(1)	See below for an explanation of Cisco’s share closing prices used to calculate the contractual obligations.

We do not have contractual obligations related to:

•	Long-term debt obligations;

•	Capital lease obligations; or

•	Significant other long-term liabilities.

The Cisco stock loan obligations are repayable with 10.6 million shares of Cisco stock. There is no contractual dollar obligation under the loan agreements. We intend to settle the loans using the 10.6 million Cisco shares we own. For purposes of the contractual obligations disclosure only, we used Cisco’s share price of $23.43 as of June 25, 2004 to determine the hypothetical value of the loan obligations assuming the loans are settled in 2010.

We sublease three of our facilities. The total future minimum lease payments above have not been reduced by $11.6 million of future sublease payments to be received under non-cancelable subleases.

In 2001, we vacated an engineering facility in Largo, Florida and entered into a sublease agreement for the entire space. Our lease term continues through 2007, while the sublease agreement extends through the end of 2004. We accrued $1.5 million to short-term and long-term liabilities for this operating lease in 2001. The amount represents the present value of the loss we expect to incur for the ongoing shortfall between our sublease income and operating lease obligation. If the sublessee does not renew their lease agreement with us, and we are unable to enter into another sublease agreement through the March 31, 2007 term of the lease obligation, the amount of the ultimate loss based on the lease could increase by up to $1 million before tax.

We have purchase agreements with contract manufacturers. Under these agreements, the maximum liability for purchase commitments as of June 30, 2004 was $46.5 million, of which $1.1 million was accrued on the balance sheet.

The Cisco stock loans borrowing fees are partially based on Cisco’s average share price at the end of each quarter. For purposes of the contractual obligations disclosure, we used the $22.77 arithmetic average of Cisco’s share closing price during our second fiscal quarter to determine the hypothetical value of the borrowing fees assuming the loans are settled in 2010.

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

Risk Factors That Might Affect Future Operating Results and Financial Condition

You should carefully consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously impaired by any of the following risks. The trading price of our common stock could decline due to any of these risks and investors could lose part or all of their investment. In addition, if our pending merger with Tellabs is completed, the combined company will face additional risks. For information about these risks, refer to the Form S-4 registration statement filed with the SEC by Tellabs (SEC File No. 333-116794), including the disclosures under the heading “Risk Factors.” Listed below are risk factors specific to AFC.

Risks related to the pending merger transaction:

The value of Tellabs shares to be received by our stockholders will fluctuate.

Upon consummation of the merger, each share of our common stock will be converted into the right to receive 1.55 shares of Tellabs common stock and $7.00 in cash, without interest. The number of shares of Tellabs common stock to be issued pursuant to the merger for each share of our common stock is fixed. The market price of Tellabs common stock when the merger is completed may fluctuate significantly from its market price at the date of the joint proxy statement/ prospectus and at the date of the special meetings of Tellabs and AFC. Future fluctuations in the price of Tellabs common stock may be the result of various factors, including:

•	Changes in the business, operations or prospects of Tellabs or AFC;

•	General market and economic conditions; and

•	Litigation and/or regulatory developments.

Many of these factors are beyond Tellabs’ control. The merger may not be completed until a significant period of time has passed after the Tellabs and AFC special meetings. At the time of their respective special meetings, Tellabs and AFC stockholders will not know the exact market value of the Tellabs common stock that will be issued in connection with the merger. The value of the merger consideration to be received by AFC stockholders will fluctuate with changes in the price of Tellabs common stock. We urge our stockholders to obtain current market quotations for Tellabs and AFC common stock.

Tellabs and AFC will incur significant transaction and merger-related integration costs in connection with the merger.

Tellabs and AFC expect to incur costs associated with consummating the merger and integrating the operations of the two companies, as well as $23.8 million in transaction fees. The estimated $10.3 million of transaction costs incurred by Tellabs will be included as a component of the purchase price for purposes of purchase accounting. The amount of transaction fees expected to be incurred is a preliminary estimate and subject to change. Tellabs is in the early stages of assessing the magnitude of the integration costs that will be required and, therefore, is unable to provide an estimate of these costs at this time. Additional unanticipated costs may be incurred in the integration of the businesses of Tellabs and AFC. Although Tellabs and AFC expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on AFC and consequently on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers, distributors and others that deal with us to defer purchases or other decisions concerning AFC, or to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger or termination of the merger agreement. See the section titled “The Merger Agreement — Covenants” of Tellabs’ Form S-4 for a description of the restrictive covenants applicable to AFC.

Failure to complete the merger will subject us to financial risks and could cause our stock price to decline.

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•	Under the merger agreement, we could be required to pay Tellabs up to $10 million as reimbursement of expenses relating to the merger, and a termination fee of $57.6 million if either party terminates the merger agreement where the AFC board of directors has withdrawn, qualified, amended or modified its recommendation of the merger adversely to Tellabs or if we sign a letter of intent, agreement in principle, acquisition agreement or similar agreement for or consummate another acquisition transaction within 12 months of the termination. These fees could deter another interested party from seeking to negotiate such a transaction with AFC after termination;

•	As a result of investors’ expectations regarding the merger, our stock price may decline to the extent that our shares are trading at a higher level than they might have been in the absence of the merger;

•	Customers, suppliers and others may believe that we cannot compete effectively in the marketplace without the merger;

•	Costs related to the merger, such as legal and accounting fees and a portion of our investment banking fees, must be paid even if the merger is not completed;

•	The benefits that we expect to realize from the merger would not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•	The diversion of management attention and the possible disruption of our relationships with employees, customers and other business partners between the signing of the merger agreement and its termination, may make it difficult for our company to regain its financial and market position if the merger does not occur.

Risks related to AFC’s business and results of operations:

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

BellSouth, Sprint and Verizon accounted for 31.6%, 23.4% and 12.3%, respectively, of revenues in the three months ended June 30, 2004. Sprint and Alltel accounted for 32.9% and 14.1%, respectively, of revenues in the three months ended June 30, 2003. Sprint and BellSouth accounted for 25% and 24.6%, respectively, of revenues in the six months ended June 30, 2004. Sprint and Alltel accounted for 31.8% and 13.3%, respectively, of revenues in the six months ended June 30, 2003. No other customer accounted for 10% or more of revenues in any of these periods.

Sales to our five largest customers accounted for 71% of revenues in the six months ended June 30, 2004, an increase from 62% in the same period a year ago. We anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all. In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers.

In mid June 2004 Verizon informed us that it believes our failure to deliver product features by specified milestone dates, for which we paid PCPs of $2 million to Verizon in the three months ended March 31, 2004, and our failure to subsequently deliver some of these product features in accordance with our corrective plans, constitute a default and a breach of our obligations under our agreement with Verizon. Verizon has reserved all of its legal rights and remedies under the agreement, which includes termination of the agreement without the required advance notice. We believe that the FTTP project with Verizon is still intact and note that Verizon has continued to order a range of products, including FTTP systems, following its notice of default. We also failed to timely meet an additional product release milestone on June 30, 2004 (which Verizon anticipated in its mid June letter to us) for which we have accrued a $1 million PCP payment to Verizon.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and resell our products to third party IOC customers. Historically, we believe that products representing approximately 20% to 40% of our sales to Sprint and Alltel have been sold to IOC customers.

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

We recently completed the acquisition of NAA. We have limited experience in acquiring and integrating companies. The merger agreement with Tellabs currently restricts AFC from pursuing additional acquisitions of companies, products and technologies, which in the past has been, and may in the future be, part of our efforts to enhance our existing product solutions, introduce new product solutions and fulfill changing customer requirements.

Acquisitions could adversely affect our operating results in the short-term. The NAA acquisition, and acquisitions in general, involve numerous risks including disruption of our business, exposure to unknown liabilities of the acquired company, and failure to successfully integrate the operations, products, technologies or personnel of the acquired company. We may not realize the anticipated benefits of our acquisition of NAA, such as increased market share and sales or successful development and market acceptance of new products. The acquired products and technologies in the NAA acquisition for example, or in other future acquisitions, may not result in sufficient revenues to offset the expenses associated with the acquisition.

Goodwill arising from acquisitions may become impaired and result in significant impairment write downs charged to our operating results. As of June 30, 2004, we had $189.6 million in goodwill related to the acquisitions of NAA in February 2004 and AccessLan in 2002. The effect of an impairment write down could harm our business, financial condition and results of operations.

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

Our future operating results will be impacted by whether new products and solutions, including AdvancedVoice, AFC FiberDirect, TelcoVideo and UniversalDSL, are widely deployed by operators, the actual timing and quantity of orders for our solutions, growth in demand for broadband services, and our ability to gain market share and experience growth. In January 2004, we signed a multiyear agreement with Verizon, to be the primary FTTP project vendor in providing the central office and premises electronics, also known as the active elements of FTTP technology. We are incurring costs and expenses associated with preparation for the deployment of our FTTP systems and we are generating revenues from the FTTP systems. Our revenues and expenses are affected by the degree to which Verizon invests in FTTP systems and the timing of any such investment.

The FTTP systems are comprised of various components. Our revenue and profitability are affected by the timing and mix of components in the deployment of FTTP systems under the Verizon contract. As part of our agreement with Verizon, we recognized that one component of the FTTP systems, the Single Family ONT, would be sold at a negative gross profit margin to Verizon until volume increases and unit cost declines. A Single Family ONT is deployed at a residence as a network interface device for connecting fiber to services in the home. We have an active remediation program in place to address the profitability of the ONT component. The other components of the FTTP systems are also expected to sell at a profit to customers, including Verizon.

Further, we have failed to meet various key development milestones in a timely manner under our agreement with Verizon for which we have paid or accrued a total of $3 million in penalties in the six months ended June 30, 2004. These penalty payments are accounted as a corresponding reduction in revenue in the quarter they are incurred. Our future revenues, gross profit and net income will be affected by the degree to which Verizon invests in FTTP systems, the mix of products ordered, the timing of any such investment and our ability to meet key development milestones and avoid penalty payments under our agreement.

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

Some of our sole and limited-source vendors allocate parts to multiple telecommunications equipment manufacturers based on market demand for components and equipment. This may result in shortages of certain key components sold to us. In the event of a disruption in supply, we may not be able to identify an alternative source in a timely manner, at favorable prices or of acceptable quality. Such a failure could limit our ability to meet scheduled deliveries to our customers and increase our expenses. This could reduce our gross profit margin and net income. For example, during the three months ended June 30, 2004, a shortage of components used in the manufacture of our FTTP system negatively impacted our ability to ship product and recognize revenue.

We have purchase agreements with contract manufacturers, or CMs, which allow us to negotiate volume discounts and help assure us of a steady supply of components. The agreements require the CMs to purchase component parts to be used in manufacturing our products and authorize them to make purchases in accordance with agreed upon lead times. We provide CMs with forecasts of our expected needs and we issue purchase orders covering a certain period of time for specific quantities. As customers increasingly demand shorter delivery timeframes, the difficulty of accurately forecasting component mix and quantity needs creates additional risk. If we overestimate our requirements, the CMs may assess cancellation penalties or we may have excess or obsolete inventory. If we underestimate our requirements, the CMs may have inadequate inventory, which could interrupt manufacturing of our products. Both situations could reduce our gross profit margin and net income.

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

In our work with large customers such as RBOCs, our agreements may contain provisions for PCPs that are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts involve large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. While we have met a number of these milestones on time, we have also failed to meet some milestones. We have paid or accrued a total of $3 million in PCPs to Verizon for two milestones and offset the cash payment and accrual against revenue during the six months ended June 30, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

Government actions will continue to have a direct impact on the telecommunications industry and our business. From a regulatory standpoint, we believe the Federal Communications Commission’s, or FCC’s, Triennial Review Order encourages long-term investment in broadband networks and migration to FTTP-based services by reducing the incumbent carriers’ unbundling obligations for broadband facilities, and the Court of Appeals upheld those portions of the FCC’s Order. The FCC, moreover, currently has before it requests for reconsideration that we believe would further enhance incentives to invest in FTTC and Fiber-to-Multi-Dwelling-Units. The 1996 Telecommunications Act imposed additional regulations that affect telecommunications services, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. These changes have had a major impact on the pricing and availability of services, and may affect the deployment of future services. There can be no assurance that any future legislative and regulatory changes will not have a material adverse effect on our products’ competitiveness. Moreover, uncertainty regarding future legislation and governmental policies combined with emerging new competition may also affect the demand for our product solutions.

We face risks associated with international markets and distribution channels.

International sales accounted for 11% and 15% of our revenues in the six months ended June 30, 2004 and 2003, respectively. International sales have fluctuated in absolute dollars and are expected to continue to fluctuate in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a Cisco shares liability for 10.6 million shares of Cisco common stock borrowed and outstanding at June 30, 2004. The following table shows the changes in fair value of the Cisco shares liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $23.43 closing price at June 25, 2004, the last trading day of our second fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares liability	$197,925	$247,407	$296,888

We have a Cisco shares asset for 10.6 million shares of Cisco common stock as of June 30, 2004. The following table shows the changes in fair value of the Cisco shares arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $23.43 closing price at June 25, 2004, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares asset	$197,925	$247,407	$296,888

We have foreign currency sales to two international customers. When circumstances warrant, we hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At June 30, 2004, we held a $3.3 million investment in a privately held company. The investment represents 2% ownership of the company on a fully diluted basis. The company designs and manufactures telecommunications equipment. We began investing in the company in 1999. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company have been in general release for a limited time. This company is also subject to risks resulting from uncertain standards for new products and competition. If these products fail to generate customer interest, the value of the company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of private companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

At June 30, 2004, we held a $2 million investment in a privately held company. The investment represents 7% ownership of the company on a fully diluted basis. The company is a supplier of optical components. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company are specialized and have a limited market. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

Item 4. Controls and Procedures

AFC maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by AFC in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. They are also designed to ensure that such information is accumulated and communicated to AFC’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating AFC’s disclosure controls and procedures, we recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that their objectives are met. Additionally, we evaluated the cost-benefit relationship in the design of our disclosure controls and procedures. Their design is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 2004, a complaint was filed on behalf of a putative class of AFC stockholders against AFC, certain of its current officers and directors, and Tellabs, in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the individual defendants breached their fiduciary duties to AFC’s public stockholders by acting to cause or facilitate the merger of Tellabs and AFC for inadequate consideration, and that each of the defendants, including AFC and Tellabs, acted to aid and abet the alleged breaches of fiduciary duty. In particular, plaintiff alleges that the merger consideration for AFC’s public stockholders is unfair and inadequate because, according to the plaintiff, “(a) the intrinsic value of the stock of AFC is materially in excess of the $21.24 per share being proposed, giving due consideration to the possibilities of growth and profitability of AFC in light of its business, earnings and earnings power, present and future; (b) the $21.24 per share price is inadequate and offers an inadequate premium to the public shareholders of AFC; and (c) the $21.24 per share price is not the result of any structure[d] auction process by which AFC sought to obtain the best deal possible for its shareholders.” The plaintiff seeks to enjoin the merger, and if the merger is consummated, to rescind the transaction. The plaintiff also asserts claims for unspecified compensatory and/or rescissory damages, and an award of costs, including attorneys’ fees. AFC believes that these claims are without merit and intends to vigorously defend itself in this action.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no changes in securities or use of proceeds. During the three months ended June 30, 2004, AFC did not repurchase any of its equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on May 20, 2004. The stockholders voted upon the following matters:

•	Election of three Class II Directors: Ruann F. Ernst, Frank Ianna and John A. Schofield were elected to serve terms continuing through the third Annual Meeting of Stockholders following their election, or their earlier resignation or removal. The result of the voting was as follows: 78,340,898 shares in favor of Ruann F. Ernst, with 1,895,870 shares withheld, 78,679,598 shares in favor of Frank Ianna, with 1,557,170 shares withheld, and 78,328,849 shares in favor of John A. Schofield, with 1,907,919 shares withheld. The terms of office of Dan Rasdal and Martin R. Klitten continue until the 2005 Annual Meeting of Stockholders, and the terms of office of Clifford H. Higgerson and William L. Keever continue until the 2006 Annual Meeting of Stockholders.

•	Ratification of the selection of KPMG LLP as independent public accountants for AFC for the fiscal year ending December 31, 2004. The result of the vote was 79,428,490 shares in favor, 699,778 shares against, and 108,500 shares abstaining.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
31	Certifications.

32	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.

(b) Current Reports on Form 8-K were furnished or filed with the SEC on:

•	April 28, 2004 reporting, under Item 12 of Form 8-K, the issuance of a press release announcing the financial results of the first quarter ended March 31, 2004;

•	May 20, 2004 reporting, under Item 5 of Form 8-K, the issuance of a joint press release with Tellabs announcing the execution of an Agreement and Plan of Merger, dated as of May 19, 2004 among Tellabs, Chardonnay Merger Corp. a Delaware corporation and a wholly owned subsidiary of Tellabs and AFC, and the amendment to its Rights Agreement, dated May 13, 1998, as amended, in connection with the execution of the Agreement and Plan of Merger; and

•	June 3, 2004 reporting, under Item 5 of Form 8-K, the receipt of a copy of complaint filed by a purported stockholder against AFC, its current directors and Tellabs, Inc. regarding the proposed merger between Tellabs and AFC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.

Date: August 4, 2004	By:	/s/ Keith E. Pratt

	Name:	Keith E. Pratt
	Title:	Chief Financial Officer, Senior Vice President, Finance and Administration and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description
31	Certifications.

32	Statements of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.