Form 10-Q
period 2004-09-30
ADVANCED FIBRE COMMUNICATIONS INC
filed 2004-11-03
CIK 898805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-28734

ADVANCED FIBRE COMMUNICATIONS, INC.

A Delaware	I.R.S. Employer
Corporation	Identification No.
68-0277743

1465 North McDowell Boulevard
Petaluma, California 94954

Telephone: (707) 794-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At October 29, 2004, there were 88,902,059 shares of common stock outstanding.

ADVANCED FIBRE COMMUNICATIONS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$119,612	$85,214	$330,987	$248,704
Cost of revenues	74,430	44,600	190,331	127,367

Gross profit	45,182	40,614	140,656	121,337

Operating expenses:
Research and development	21,176	14,831	61,573	50,167
Sales and marketing	10,694	9,355	35,151	30,196
General and administrative	8,615	6,498	29,880	21,313
Amortization of acquired intangibles	3,955	349	10,261	1,793
Integration costs	1,081	—	3,632	—
Securities litigation settlement costs	(563)	—	(6,350)	—
In-process research and development	—	—	14,000	—

Total operating expenses	44,958	31,033	148,147	103,469

Operating income (loss)	224	9,581	(7,491)	17,868
Other income (expense):
Interest income, net	2,171	2,850	6,921	8,712
Unrealized gains on Cisco investment	—	—	—	1,386
Other	(10)	—	63	4

Total other income, net	2,161	2,850	6,984	10,102

Income (loss) before income taxes	2,385	12,431	(507)	27,970
Income taxes (benefit)	(14,955)	3,108	(16,083)	6,993

Net income	$17,340	$9,323	$15,576	$20,977

Basic net income per share	$0.20	$0.11	$0.18	$0.25

Shares used in basic per share computations	88,599	86,246	88,111	85,478

Diluted net income per share	$0.19	$0.11	$0.17	$0.24

Shares used in diluted per share computations	89,275	87,906	89,528	86,832

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$238,150	$246,552
Cisco marketable securities	194,293	250,786
Other marketable securities	380,665	594,230
Accounts receivable, net	59,428	54,464
Income tax receivable	218,559	—
Inventories, net	50,672	18,959
Other current assets	5,938	27,026

Total current assets	1,147,705	1,192,017
Property and equipment, net	57,212	43,762
Goodwill	189,798	55,883
Other acquired intangible assets, net	73,604	1,639
Other assets	29,582	24,415

Total assets	$1,497,901	$1,317,716

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,112	$11,112
Accrued liabilities	50,417	39,605
Cisco securities loans payable	194,293	250,786
Current taxes payable	20,271	26,989
Deferred tax liabilities	182,553	—

Total current liabilities	465,646	328,492
Long-term liabilities	4,748	4,068
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 88,757,863 shares issued and 88,695,187 shares outstanding in 2004, 87,075,296 shares issued and 87,012,620 shares outstanding in 2003	888	871
Additional paid-in capital	403,641	376,394
Deferred compensation	(4)	(29)
Accumulated other comprehensive income	1,046	1,560
Retained earnings	622,776	607,200
Treasury stock, 62,676 shares in 2004 and 2003	(840)	(840)

Total stockholders’ equity	1,027,507	985,156

Total liabilities and stockholders’ equity	$1,497,901	$1,317,716

See accompanying notes to condensed consolidated financial statements.

ADVANCED FIBRE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,576	$20,977
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	(225,277)	46,939
Deferred income taxes	204,709	(243,288)
Depreciation and amortization	25,270	14,238
In-process research and development	14,000	—
Increase in reserve for returns, rebates and credits	12,012	1,358
Tax benefit from option exercises	4,411	6,730
Increase in reserve for write down of inventories	3,433	2,432
Interest receivable	2,362	(3,727)
Reduction in reserve for purchase commitments	(600)	(2,196)
Other non-cash adjustments to operating income	491	2,955
Allowance for doubtful accounts	(159)	507
Cash proceeds from settlement of Cisco hedge contracts	—	690,226
Unrealized gains on Cisco investment	—	(1,386)
Changes in operating assets and liabilities, net of effects of business purchase:
Accounts receivable	255	(20,992)
Inventories	(22,047)	6,400
Other current assets	(179)	20,361
Other assets	34	194
Accounts payable	(9,440)	6,201
Accrued and other liabilities	(3,750)	(9,663)

Net cash provided by operating activities	21,101	538,266

Cash flows from investing activities:
Purchases of other marketable securities	(2,335,577)	(4,459,794)
Sales of other marketable securities	2,139,050	3,872,418
Maturities of other marketable securities	406,776	241,930
Payment for purchase of business	(245,932)	—
Purchases of property and equipment	(11,623)	(8,793)
Restricted investment	(3,050)	—
Investment in privately held company	(2,000)	—

Net cash used in investing activities	(52,356)	(354,239)

Cash flows from financing activities:
Proceeds from common stock issuances	22,853	27,497
Purchase of treasury stock	—	(701)

Net cash provided by financing activities	22,853	26,796

Increase (decrease) in cash and cash equivalents	(8,402)	210,823
Cash and cash equivalents, beginning of period	246,552	94,754

Cash and cash equivalents, end of period	$238,150	$305,577

Non-cash investing activities
Acquisition of business	$225	$—

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

We operate on 13-week fiscal quarters ending on the last Saturday of each fiscal period. For presentation purposes only, the fiscal periods are shown as ending on the last day of the month of the respective fiscal period. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 Pro Forma Fair Value Information

We account for equity-based compensation plans with employees and non-employee members of the board of directors using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. As of September 30, 2004, executive officers held 1.8 million of the 15.5 million total outstanding options held by employees and board of directors.

We follow the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We use the Black-Scholes option-pricing model to calculate the disclosure requirements. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions including the expected stock price volatility. AFC uses projected data for expected volatility and expected lives of its stock options based on historical and other economic data trended into future years. AFC’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the estimate. In management’s opinion, the existing valuation models do not provide a reliable measure of fair value of AFC’s stock options.

If compensation cost for our stock-based compensation plans had been determined in accordance with the fair value approach set forth in SFAS No. 123, net income and earnings per share would have been reduced to the approximate pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$17,340	$9,323	$15,576	$20,977
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	58	34	579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,083)	(8,551)	(40,340)	(29,009)

Pro forma net income (loss)	$12,261	$830	$(24,730)	$(7,453)
Earnings (loss) per share:
Basic — as reported	$0.20	$0.11	$0.18	$0.25
Basic — pro forma	$0.14	$0.01	$(0.28)	$(0.09)
Diluted — as reported	$0.19	$0.11	$0.17	$0.24
Diluted — pro forma	$0.14	$0.01	$(0.28)	$(0.09)

The fair value of option grants in the three and nine months ended September 30, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model assuming no dividend yield and with the following assumptions:

		Weighted	Weighted
		Average	Average
		Risk-Free	Expected
	Volatility	Interest Rate	Lives (Years)
Three months ended September 30, 2004	73%	3.5%	4
Nine months ended September 30, 2004	78%	3.0%	4
Three months ended September 30, 2003	88%	2.7%	4
Nine months ended September 30, 2003	90%	2.5%	4

Pro forma compensation costs related to the Employee Stock Purchase Plan, or ESPP, were estimated for the fair value of the employees’ purchase rights, as of the date of grant, using the Black-Scholes option-pricing model assuming no dividend yield and with the following assumptions:

		Weighted	Weighted
		Average	Average
		Risk-Free	Expected
Purchase Date	Volatility	Interest Rate	Lives (Months)
July 31, 2004	51%	1.3%	17
July 31, 2003	91%	1.1%	9

The ESPP was suspended following the July 31, 2004 purchase under the ESPP pending the merger with Tellabs, Inc., or Tellabs. See Note 3 Pending Merger for further information.

Note 3 Pending Merger

On May 20, 2004, AFC and Tellabs announced a definitive merger agreement under which Tellabs would acquire AFC through a two-step merger. Under the original agreement, AFC stockholders would have received 1.55 shares of Tellabs common stock and $7.00 cash for each AFC share. Following AFC’s announcement of its second quarter financial results and business updates, Tellabs’ board of directors requested Tellabs to further evaluate AFC’s business and financial outlook. Discussion between the two companies followed, and both companies’ boards of directors agreed to revise the conditions of closing to increase the likelihood that the merger would be completed on terms that would be fair to the stockholders of both companies. Accordingly, AFC and Tellabs amended and restated the merger agreement on September 7, 2004. A copy of the merger agreement, as amended and restated, was included in an attachment to a Current Report on Form 8-K we filed on September 8, 2004. Under the terms of the amended transaction, AFC stockholders will receive .504 shares of Tellabs common stock and $12.00 cash, without interest, for each AFC share. The transaction is subject to certain closing conditions, including approval by AFC’s stockholders. We have scheduled a special meeting of AFC stockholders for November 30, 2004 to vote on the proposed merger. AFC stockholders of record, as of the close of business on October 25, 2004 will be entitled to vote at the special stockholders meeting. Assuming that the required vote is obtained and all other closing conditions are satisfied, the merger is expected to close soon thereafter. We have incurred merger-related costs of approximately $4 million related to investment banking, legal, accounting and other fees, which were expensed in the nine months period ended September 30, 2004. We have a commitment to pay additional investment banking fees upon consummation of the merger, in an amount based on the value of the merger consideration when the merger was first publicly announced, when the merger agreement was signed or when the merger is completed, whichever is greater of all consideration paid directly or indirectly by Tellabs. The remaining commitment, calculated as of the signing of the merger agreement, totals $6.9 million. Also see Note 14 Pending Litigation for a matter related to the merger.

Note 4 Acquisition

On February 20, 2004, we completed the acquisition of North American Access, or NAA, a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. We acquired 100% of the business interests of NAA. We accounted for the acquisition as a purchase in accordance with the guidance in SFAS No. 141, Business Combinations. The purchase consideration for NAA consisted of $240.9 million in cash, $5.2 million in acquisition-related expenses, $32.1 million in liabilities assumed and a $2 million credit for working capital adjustment. Our results of operations for the three and nine months ended September 30, 2004 include those of NAA beginning as of February 20, 2004. We have incurred $3.5 million in integration costs related to this acquisition during the nine months ended September 30, 2004.

This acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the products from NAA to be complementary to our own, particularly NAA’s fiber-to-the-curb offering and our Fiber-to-the-Premises, or FTTP, solution. We believe that synergies among our products enable us to serve a broader base of customers, from the smallest independent operating company to the largest regional Bell operating company.

We engaged third party appraisers to value the acquired tangible and intangible assets. The amount assigned to goodwill was increased by $0.2 million as of September 30, 2004 for additional legal and auditing fees incurred. Following is a condensed balance sheet disclosing the finalized fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Assets:
Accounts receivable, net	$14,155
Inventory, net	13,099
Property and equipment	16,984
Other receivables	921
Other assets	944
Completed technology	20,000
In-process research and development	14,000
Order backlog	300
Customer relationships	61,900
Goodwill	133,915

Total assets	276,218

Liabilities:
Accounts payable	16,440
Accrued liabilities	15,609
Other liabilities	8

Net assets acquired	$244,161

The allocation of the purchase price to intangible assets included:

•	In-process research and development, or in-process R&D, of $14 million, which was expensed during the three months ended March 31, 2004 at the time of the acquisition;

•	Completed technology of $20 million, projected to be amortized over the weighted average useful lives ranging from four to seven years based on revenues from products containing the technology;

•	Order backlog of $0.3 million, which was capitalized at the time of acquisition and expensed during the three months ended March 31, 2004 as inventory shipped;

•	Customer relationships of $61.9 million, projected to be amortized over the next nine years; and

•	Goodwill of $133.9 million, which will not be amortized but is deductible for tax purposes over 15 years.

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

These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future:

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
	(Unaudited)
	Pro Forma	Pro Forma
	Results	Results
Revenues	$361,391	$375,601
Cost of revenues	212,010	223,366

Gross profit	149,381	152,235

Operating expenses:
Research and development	64,491	64,606
Sales and marketing	36,763	39,387
General and administrative	30,386	23,263
In-process research and development	14,000	14,000
Amortization of acquired intangibles	10,261	11,166
Integration costs	3,632	3,516
Securities litigation settlement costs	(6,350)	—

Total operating expenses	153,183	155,938

Operating loss	(3,802)	(3,703)
Other income:
Interest income, net	6,521	6,602
Unrealized gains on Cisco investment	—	1,386
Other	63	4

Total other income, net	6,584	7,992

Income before income taxes	2,782	4,289
Income taxes (benefit)	(14,871)	1,072

Net income	17,653	3,217

Basic net income per share	$0.20	$0.04

Shares used in basic per share computations	88,111	85,478

Diluted net income per share	0.20	$0.04

Shares used in diluted per share computations	89,528	86,832

Note 5 Accounts Receivable

Accounts receivable are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accounts receivable, gross	$66,128	$60,622
Reserve for product returns	(4,694)	(2,047)
Reserve for promotional rebates	(681)	(1,364)
Reserve for other rebates & credits	(906)	(2,028)

Accounts receivable, net of reserves for returns, rebates and credits	59,847	55,183
Allowance for doubtful accounts	(419)	(719)

Net accounts receivable	$59,428	$54,464

Note 6 Income Taxes

As of September 30, 2004, we had recorded an income tax receivable of $218.6 million based on the filing of our tax returns for 2003. Our returns were filed in accordance with a Private Letter Ruling that we received from the Internal Revenue Service. The ruling addressed the tax treatment of settling with borrowed shares the two hedge contracts on 10.6 million Cisco Systems, Inc., or Cisco, shares that matured in 2003. The cash proceeds received from the settlement were approximately $690 million. Because we used borrowed shares rather than our existing Cisco shares to settle the hedge contracts, we believe that current law allows the deferral of taxes on the gains attributable to the hedge contracts until the new Cisco stock loans are settled. The total tax liability related to the gains on the Cisco stock and hedge contracts, assuming no deferral, would have been approximately $265 million. During 2003, we paid estimated federal and state taxes net of applicable credits on the full amount of the gains because of concern that the tax authorities could challenge the tax deferral position. Payments of these taxes were accounted for on the balance sheet at the time. In response to our request, the Internal Revenue Service issued a Private Letter Ruling that was favorable to deferring taxes on the settlement of the hedge contracts with borrowed shares. Although a Private Letter Ruling from the Internal Revenue Service is not conclusive of all issues, based upon the strength of the ruling, we filed federal and state income tax returns requesting refunds that totaled $218.6 million.

We received a $201.7 million federal tax refund, which will be recorded in the three months ending December 31, 2004. We expect to receive a state tax refund of approximately $16 million sometime in the three months ending December 31, 2004. A deferred tax liability of $210.2 million has been recorded based on taxes that will be due on the hedge contract gains upon termination of our Cisco stock loans. The balance sheet reports a net deferred tax liability of $182.6 million, which is net of the deferred tax assets. We intend to maintain the stock loans for an extended period of time; however, there is no assurance that we will be able to do so.

Both the three and nine month periods ended September 30, 2004 included a $15.9 million tax benefit relating to a tax reserve adjustment. The adjustment is related to multiple tax matters, and the reserves were established several years ago. The statute of limitations has now expired on these issues and the tax reserves have been adjusted accordingly.

Note 7 Inventories

Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis, and consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$23,193	$10,015
Work in progress	1,697	1,314
Finished goods	57,916	17,284
Inventory consigned to others	1,416	5,651

Gross inventories	84,222	34,264
Inventory reserves	(33,550)	(15,305)

Inventories, net	$50,672	$18,959

Note 8 Cisco Stock Loan Fees

During 2003, we borrowed 10.6 million shares of Cisco stock to settle the hedge contracts on our Cisco stock. In connection with borrowing the Cisco shares under the stock loans, we pay quarterly borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-line basis over the lives of the loans. We expensed a total of $0.4 million and $1 million, respectively, in borrowing fees during the three and nine months ended September 30, 2004.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or if we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ended September 30, 2004, the make-whole fee would be $2.4 million.

Note 9 Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Warranty	$23,332	$11,117
Salaries and benefits	8,896	11,610
Accrued accounts payable	5,015	3,119
Facility losses	1,756	2,325
Outside services	1,554	2,155
Workers’ compensation	1,357	414
Deferred revenue	1,158	990
Business and sales taxes	1,131	432
Purchase commitments to contract manufacturers	1,032	812
Verizon performance compensation payment	1,000	—
Sales return commitments to customers	—	2,076
Other	4,186	4,555

Accrued liabilities	$50,417	$39,605

Note 10 Warranty Reserve

Warranty reserve activity for the nine months ended September 30, 2004, consisted of the following (in thousands):

Balance at December 31, 2003	$11,117
Acquisition of NAA and associated warranty reserve	12,342
Charged to costs and expenses	14,274
Deductions from reserve	(12,601)
Reversal of reserve	(1,800)

Balance at September 30, 2004	$23,332

A provision for estimated warranty costs is established at the time of sale and adjusted periodically based on historical trends in warranty claims and expected material and labor costs to provide warranty service. We evaluate the overall reasonableness and adequacy of the warranty reserve provision at the end of each quarter. During the nine months ended September 30, 2004, we reversed a total of $1.8 million in unused warranty reserve related to a range of products resulting from changes in estimates.

Note 11 Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$17,340	$9,323	$15,576	$20,977
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	(1)	(27)	(6)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	1,212	(294)	(487)	91

Total comprehensive income	$18,552	$9,028	$15,062	$21,062

Note 12 Net Income Per Share

The shares and net income amounts used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$17,340	$9,323	$15,576	$20,977

Shares used in basic per share computations, actual weighted average common shares outstanding for the period	88,599	86,246	88,111	85,478
Weighted average number of shares from restricted stock and upon exercise of dilutive options	676	1,660	1,417	1,354

Shares used in diluted per share computations	89,275	87,906	89,528	86,832

Basic net income per share	$0.20	$0.11	$0.18	$0.25

Diluted net income per share	$0.19	$0.11	$0.17	$0.24

Options to purchase 9,428,708 and 5,237,170 shares of common stock during the three months ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share. Options to purchase 6,966,893 and 6,888,633 shares of common stock during the nine months ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share. The exercise prices for these options were greater than the respective average market price of the common shares, and inclusion would be anti-dilutive.

Note 13 Securities Litigation Settlement Costs

During the three months ended September 30, 2004, we settled an arbitration proceeding with a former insurer and received $6.4 million in cash. Prior to the settlement, we were notified in April 2004 that we had won an arbitration proceeding with the former insurer and on June 30, 2004, we were notified of the final award. The former insurer provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The former insurer refused to pay approximately $5 million in 2002 under an excess liability policy related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We were awarded approximately $5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we were entitled to apply for attorneys’ fees and arbitration fees incurred. We recorded the $5.8 million award for the compensatory damages and interest as a reduction to operating expenses during the three months ended June 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002. The former insurer appealed the final award; however, we subsequently settled with them for $6.4 million. The $0.6 million received above the $5.8 million recorded in the three months ending June 30, 2004 represented attorneys’ fees and arbitration fees. The $0.6 million was recorded as a reduction to operating expenses during the three months ended September 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002.

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

Overview

AFC sells access solutions to telecommunications companies in the U.S. and international marketplaces. AFC is the largest U.S. wireline equipment manufacturer dedicated solely to the access network. We market our products through our direct sales force and indirectly through distributors and sales representatives. We sell our products primarily to service providers who install our equipment as part of their access networks. Our customers in the U.S. are generally incumbent local exchange carriers, or ILECs, which include independent operating companies, or IOCs, and regional Bell operating companies, or RBOCs. In international markets, our customers are primarily incumbent local service providers. We have continued to expand our portfolio of innovative access solutions and expand our presence within key customer accounts despite a challenging business environment. We offer a comprehensive portfolio of carrier-class, standards-based solutions to carriers that satisfy the demand for such leading technologies and architectures as packetized voice, Fiber-to-the-Premises, or FTTP, Fiber-to-the-Curb, or FTTC, video, and digital subscriber line, or DSL. Addressing these technologies, we offer the following solutions:

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

Our suite of access solutions incorporates elements of our core product portfolio, which includes AccessMAXTM, DISC*STM, TelliantTM , PremMAXTM , AFC’s network management system, PanoramaTM, professional services and plant cabinets and technologies. On February 20, 2004, we acquired North American Access, or NAA, a business unit of Marconi Communications, Inc., a subsidiary of Marconi Corporation plc. NAA’s DISC*S products were added to AFC’s product line and include:

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

The NAA acquisition completed during the first quarter of 2004 supports our business strategy to expand our optical access portfolio, and enhance our ability to serve the demands and requirements of large telecommunications carriers. The acquisition enables us to offer a more robust portfolio of fiber-based access network solutions. We view the products from NAA to be complementary to our own, particularly NAA’s DISC*S FTTC offering with our FTTP solution. We believe that synergies among our product lines enable us to serve a broader base of customers, from the smallest IOCs to the largest RBOCs. Our results of operations for the nine months ended September 30, 2004 include those of NAA beginning as of February 20, 2004. With the acquisition, we added 255 employees.

On May 20, 2004, AFC and Tellabs, Inc., or Tellabs, announced a definitive merger agreement under which Tellabs would acquire AFC through a two-step merger. Under the original agreement, AFC stockholders would have received 1.55 shares of Tellabs common stock and $7.00 cash for each AFC share. Following AFC’s announcement of its second quarter financial results and business updates, Tellabs’ board of directors requested Tellabs to further evaluate AFC’s business and financial outlook. Discussion between the two companies followed, and both companies’ boards of directors agreed to revise the conditions of closing to increase the likelihood that the merger would be completed on terms fair to the stockholders of both companies. Accordingly, AFC and Tellabs amended and restated the merger agreement on September 7, 2004. A copy of the merger agreement, as amended and restated, was included in an attachment to a Current Report on Form 8-K we filed on September 8, 2004. Under the terms of the amended transaction, AFC stockholders will receive .504 shares of Tellabs common stock and $12.00 cash, without interest, for each AFC share. The transaction is subject to certain closing conditions and approval by AFC’s stockholders. We have scheduled a special meeting of AFC stockholders for November 30, 2004 to vote on the merger. AFC stockholders of record, as of the close of business on October 25, 2004 will be entitled to vote at the special stockholders meeting. Assuming that the required vote is obtained and all other closing conditions are satisfied, the merger is expected to close soon thereafter.

Factors Influencing Our Results of Operations. Our results of operations have been and will continue to be influenced by a variety of factors, including:

Pending Merger with Tellabs. In reaching its determination to recommend the adoption of the merger agreement, as amended and restated on September 7, 2004, and the merger with Tellabs, the AFC board of directors consulted with various advisors and considered various material factors. Among those factors considered were:

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

From a regulatory standpoint, we believe the Federal Communications Commission’s, or FCC’s, Triennial Review Order encourages long-term investment in broadband networks and migration to FTTP-based services by reducing the incumbent carriers’ unbundling obligations for broadband facilities. The Court of Appeals for the D.C. Circuit upheld those portions of the FCC’s Order when they were challenged on appeal. In addition, the U.S. Supreme Court denied cert petitions from the competitive carriers and some States challenging the D.C. Circuit Court of Appeals’ decision. The FCC, moreover, has taken several steps since the release of the Triennial Review Order to further reduce or eliminate unbundling obligations for incumbent carriers’ broadband facilities. The FCC on reconsideration decided to treat primarily residential fiber-to-Multi-Dwelling Units (fiber-to-MDUs) and FTTC the same as fiber-to-the-home (FTTH), which means there is no unbundling obligation for greenfield deployments using these deep fiber architectures. In addition, the FCC used its forbearance authority to hold that where broadband unbundling is eliminated under Section 251 of the Federal Communications Act (as it is for FTTH, FTTC and fiber-to-MDUs), then the separate unbundling obligation imposed on the RBOCs under Section 271 of the Federal Communications Act will not be applied.

Investment in New Technology. We expect to continue making investments in new technologies to support existing and new product needs of our customers. FTTP has been part of our product development roadmap since 2001, and we retain ownership of all technology developed in our FTTP research and development efforts, whether or not in connection with a specific FTTP development project. We are incurring costs and expenses associated with preparation for the deployment of our FTTP systems and we are generating revenues from the FTTP systems.

As an example of FTTP deployment, in January 2004, we signed a multiyear agreement with Verizon Communications, Inc., or Verizon, to be the primary FTTP project vendor in providing the central office and premises electronics, also known as the active elements of FTTP technology. As part of our contract with Verizon, we supply currently developed FTTP equipment.

The FTTP systems are comprised of various components. Our revenue and profitability are affected by the timing and mix of components in the deployment of FTTP systems and mix of customers. One component of the FTTP systems, the Single Family Optical Network Terminal, or ONT, will be sold at a negative gross profit margin until volume increases and unit costs decline. An ONT is deployed at a residence as a network interface device for connecting fiber to services in the home. Although revenue could increase as a result of expected increased shipments of ONTs towards the end of the year, gross margins are expected to decrease since we expect that sales of ONTs at negative margins will constitute a larger portion of revenue than in previous periods. We expect that the amount of ONTs shipped over the next year will have a significant impact on near term gross profit margins and overall financial results. We anticipate an operating loss during the fourth quarter of 2004 as a result of the ONT negative margins, coupled with increasing operating expenses, primarily due to research and development initiatives and planned year end employee hiring, and Tellabs merger-related transaction costs. We have an active remediation program in place to address the profitability of the ONT component. Over the next year we expect design cost reductions, component price reductions and increased production volumes to improve gross margins compared with initial FTTP shipments. The other components of the FTTP systems are expected to sell at a profit to customers.

In our work with large customers such as RBOCs, our agreements may contain provisions for performance compensation payments, or PCPs, which are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts involve large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones by specified dates. While we have met a number of these milestones on time, we have also failed to meet some milestones in a timely manner. We failed to achieve a February 23, 2004 milestone for delivery of a product release, which triggered a PCP of $2 million. We subsequently provided the required product release on March 8, 2004. We also did not meet a June 30, 2004 milestone for delivery of a product release, which triggered a PCP of $1 million. We subsequently provided the required product release for this milestone on July 21, 2004. We did not incur any penalties during the three months ended September 30, 2004.

In mid-June 2004 Verizon informed us that it believes our failure to deliver product features by specified milestone dates, for which we have paid a PCP in the amount of $2 million to Verizon in the three months ended March 31, 2004, and our failure to subsequently deliver some of these product features in accordance with our corrective plans, constitute a default and a breach of our obligations under our agreement with Verizon. Verizon has reserved all of its legal rights and remedies under the agreement, which include termination of the agreement without the required advance notice, pursuing claims against AFC for costs and other damages caused by the breach and canceling previously placed orders. We believe that the FTTP project with Verizon is still intact and note that Verizon has continued to order a range of products, including FTTP systems, following its notice of default. As indicated above, we did not meet the product release milestone on June 30, 2004 (which Verizon anticipated in its mid-June letter to us) for which we accrued a $1 million PCP to Verizon and subsequently paid in the three months ending December 31, 2004. The accrual was treated as a reduction to revenue during the three months ended June 30, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

In connection with the acquisition, BellSouth Communications, Inc., or BellSouth, became a customer and accounted for 29% of our revenues in the nine months ended September 30, 2004. We will continue to incur costs associated with supporting and growing our relationship with BellSouth.

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

In addition to the critical accounting policies and estimates referred to above, we have identified the following additional critical accounting policies and estimates:

Pre-production costs related to long-term supply arrangements. We follow Emerging Issues Task Force Issue No. 99-5 Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements and Statement of Financial Accounting Standards No. 2 Accounting for Research and Development Costs in accounting for pre-production costs related to long-term supply arrangements. We expense to research and development expense in the period incurred any pre-production design and development costs of products to be sold in long-term supply arrangements. We own the molds, dies and tools used in producing products for long-term supply agreements. Therefore, we expense to research and development as incurred any pre-production design and development costs of molds, dies and tools to be used in such agreements. We have no long-term supply agreements wherein a contractual guarantee for reimbursement exists, and therefore have no assets on the books related to such costs.

Workers’ Compensation. We are partially self-insured for worker’s compensation. Accruals for losses are made based on our claims experience and actuarial assumptions followed in the insurance industry, including provisions for incurred but not reported losses. We rely on data provided by third party consultants as support for our accrual, and we review the accrual on a quarterly basis for adequacy. Actual losses could differ from accrued amounts. See Note 9, Accrued Liabilities, for the amounts accrued as of September 30, 2004 and December 31, 2003. During 2004, we reviewed the reserve and determined the need to increase the accrual rate based on current rates of claims. Determining the amount of the reserve includes some uncertainty due to the difficulty in determining the likelihood, volume and extent of claims in the future.

We believe the application of our accounting policies and estimates accurately reflects our financial condition and results of operations in the consolidated financial statements, and provides the basis for comparability between periods. We believe our accounting policies and estimates are reasonable and appropriate for our business.

Results of Operations

Comparison of the three and nine months ended September 30, 2004 and 2003
Revenues increased in 2004 as a result of the acquisition of NAA and sales to the acquired customer base. We incurred costs associated with the NAA acquisition, amortization of intangible assets, the pending Tellabs merger and leased facility write-offs. These costs were offset by an arbitration award for securities litigation settlement costs and a tax benefit from a tax reserve adjustment.

Revenues. Revenues were $119.6 million in the three months ended September 30, 2004; a 40% increase from the $85.2 million recorded in the three months ended September 30, 2003. Revenues were $331 million in the nine months ended September 30, 2004; a 33% increase from the $248.7 million recorded in the nine months ended September 30, 2003. NAA’s stand-alone revenues were approximately $52 million and $118 million, respectively, for the three months ended September 30, 2004, and the period from the February 20 acquisition date through September 30, 2004. The majority of NAA’s revenues were earned from U.S. customers.

Sales to U.S. customers increased 45% to $107.6 million in the three months ended September 30, 2004, compared with $74.1 million in the three months ended September 30, 2003. Sales to U.S. customers accounted for 90% of revenues in the three months ended September 30, 2004, and 87% in the three months ended September 30, 2003. Sales to U.S customers were also affected by an adjustment to the return reserve associated with the expiration of a sales and distribution contract in 2004.

Sales to U.S. customers increased 39% to $295.9 million in the nine months ended September 30, 2004, compared with $212.4 million in the nine months ended September 30, 2003. Sales to U.S. customers accounted for 89% of revenues in the nine months ended September 30, 2004, and 85% in the nine months ended September 30, 2003. Sales to U.S customers were also affected by an adjustment to the return reserve associated with the expiration of a sales and distribution contract in 2004.

Sales to international customers increased 8% to $12 million in the three months ended September 30, 2004, compared with $11.1 million in the three months ended September 30, 2003. Sales to international customers accounted for 10% of revenues in the three months ended September 30, 2004, and 13% in the three months ended September 30, 2003.

Sales to international customers decreased 3% to $35.1 million in the nine months ended September 30, 2004, compared with $36.3 million in the nine months ended September 30, 2003. Sales to international customers accounted for 11% of revenues in the nine months ended September 30, 2004, and 15% in the nine months ended September 30, 2003.

BellSouth, and Sprint North Supply Company, or Sprint, accounted for 36.7% and 21%, respectively, of revenues in the three months ended September 30, 2004. Sprint and Alltel Communications Products, Inc., or Alltel, accounted for 37.3% and 12.5%, respectively, of revenues in the three months ended September 30, 2003.

BellSouth and Sprint accounted for 29% and 23.6%, respectively, of revenues in the nine months ended September 30, 2004. Sprint and Alltel accounted for 33.7% and 13%, respectively, of revenues in the nine months ended September 30, 2003. No other customer accounted for 10% or more of revenues in any of these periods. We continue to depend on a small number of large customers for the majority of our sales. Although Alltel continues to purchase products from us, our contract with them, which did not include purchase commitments, expired by its terms as of September 6, 2004. We are currently in negotiations with Alltel for a new sales and distribution contract. Sales to our top five customers accounted for 73% of revenues in the nine months ended September 30, 2004, an increase from 65% in the same period a year ago.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and also resell our products to third party IOC customers. Historically, we believe that products representing approximately 20% to 35% of our sales to Sprint and Alltel have been sold to IOC customers.

We have failed to meet various key milestones in a timely manner under our agreement with Verizon for which we have paid or accrued $3 million in penalties in the nine months ended September 30, 2004. These penalty payments were accounted for as a corresponding reduction in revenue in the quarter they were incurred. Our future revenues, gross profit and net income will be affected by our ability to meet key milestones and avoid penalty payments under our agreement.

Gross Profit. Gross profit as a percentage of revenues decreased to 37.8% in the three months ended September 30, 2004, from 47.7% in the three months ended September 30, 2003. Gross profit for the three months ended September 30, 2004 was $45.2 million. The acquired NAA business accounted for approximately $18 million of gross profit during that period. Gross profit as a percentage of revenues decreased to 42.5% in the nine months ended September 30, 2004, from 48.8% in the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 was $140.7 million. The acquired NAA business accounted for approximately $39 million of gross profit during that period. Margin for the three and nine month periods ended September 30, 2004 decreased primarily due to product and customer mix, and increased reserves.

For both the three and nine month periods ended September 30, 2004, gross profit declined as a result of FTTP product sales with lower margins, including initial sales of the Single Family ONTs at negative margins, and sales of lower margin DISC*S products. Gross profit was impacted by an increase in the reserve for excess and obsolete inventory, primarily for TransMAXTM inventory, and for returns associated with the expiration of a sales and distribution contract. We have continued our supply chain management and cost reduction efforts. The resulting standard cost savings partially offset the decreases in 2004 gross profit. We believe gross profit will continue to be impacted by sales of ONTs at negative margins. We are working on significant cost reductions for this component that we anticipate realizing in 2005. We expect design cost reductions, component price reductions and increased production volumes to improve gross margins compared with initial FTTP shipments.

During the three and nine months ended September 30, 2004, gross profit was affected by increases in reserves of $8.3 million and $15.3 million, respectively. These were offset by utilization of $7 million and $21.7 million, respectively, of reserves during the three and nine months ended September 30, 2004. These reserves were for excess and obsolete inventory, returned materials, demonstration inventory, purchase commitments and warranty. During the nine months ended September 30, 2004, the reserve increases reflected offsets due to the reversal of $1.8 million in unused warranty reserve from changes in estimates and $1 million in purchase commitments reserve due to revised estimates.

Research and Development. Research and development expenses increased 43% to $21.2 million in the three months ended September 30, 2004, and represented 18% of revenues, compared with 17% of revenues in the three months ended September 30, 2003. For the three months ended September 30, 2004, the acquired NAA business accounted for approximately $5 million of total research and development expense. Research and development expenses increased 23% to $61.6 million in the nine months ended September 30, 2004, and represented 19% of revenues, compared with 20% of revenues in the nine months ended September 30, 2003. For the period February 20, 2004 through September 30, 2004, NAA accounted for approximately $12 million of total research and development expense.

The increase in research and development expense for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily attributable to:

•	Compensation, primarily due to acquiring NAA’s engineering employees in February 2004 and hiring additional engineers to support FTTP development;

•	Employee benefits, primarily due to a higher number of engineering employees;

•	Hiring and relocation fees for new engineering employees;

•	Higher depreciation expense resulting from the addition of NAA’s engineering equipment;

•	Outside services related to testing new products, such as FTTP; and

•	Loss on fixed asset write-off.

These increases were partially offset by a decrease in engineering materials during the three months ended September 30, 2004. Product development life cycles were more advanced as compared to the prior year, and required reduced amounts of materials.

The increase in research and development expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to:

•	Compensation, primarily due to acquiring NAA’s engineering employees in February 2004 and hiring additional engineers to support FTTP development;

•	Employee benefits, primarily due to a higher number of engineering employees and an increase to the workers’ compensation accrual;

•	Outside services related to testing new products, such as FTTP;

•	Engineering materials for new product development;

•	Hiring and relocation fees for new engineering employees;

•	Higher depreciation expense resulting from the addition of NAA’s engineering equipment; and

•	Leased facility write-off.

The nine months ended September 30, 2003 also included charges for severance and facility closures from a workforce reduction initiated in April 2003 and a loss on disposal of fixed assets.

We believe rapidly evolving technology and competition in our industry necessitates the continued commitment of our resources to research and development to remain competitive. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Sales and Marketing. Sales and marketing expenses increased 14% to $10.7 million in the three months ended September 30, 2004, and represented 9% of revenues, compared with 11% of revenues in the three months ended September 30, 2003. For the three months ended September 30, 2004, the acquired NAA business accounted for approximately $2 million of total sales and marketing expense. Sales and marketing expenses increased 16% to $35.2 million in the nine months ended September 30, 2004, and represented 11% of revenues, compared with 12% of revenues in the nine months ended September 30, 2003. For the period February 20, 2004 through September 30, 2004, NAA accounted for approximately $5 million of total sales and marketing expense.

The increase in sales and marketing expense for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily attributable to:

•	Compensation, largely due to acquiring NAA’s sales and marketing employees in February 2004;

•	Distributor commissions on higher international sales; and

•	Higher costs associated with the Supercom trade show.

Partially offsetting these increases was a decrease in advertising costs as a result of reducing our branding campaign in anticipation of the Tellabs merger.

The increase in sales and marketing expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to:

•	Compensation, largely due to acquiring NAA’s sales and marketing employees in February 2004 and severance payments;

•	Employee benefits, primarily due to a higher number of sales and marketing employees and an increase to the workers’ compensation accrual;

•	Commissions on domestic sales;

•	Higher costs associated with the Supercom trade show and increased participation in other trade shows; and

•	Travel and entertainment expenses largely due to acquiring NAA’s sales and marketing employees in February 2004.

The nine months ended September 30, 2003 also included charges for severance and facility closures from a workforce reduction initiated in April 2003 and a loss on disposal of fixed assets.

We believe we have aligned sales and marketing expenses with current results of operations. We plan to continue to monitor sales and marketing expenses in view of our expected future operating results.

General and Administrative. General and administrative expenses increased 33% to $8.6 million in the three months ended September 30, 2004, and represented 7% of revenues, compared to 8% of revenues in the three months ended September 30, 2003. For the three months ended September 30, 2004, the acquired NAA business accounted for approximately $1 million of total general and administrative expense. General and administrative expenses increased 40% to $29.9 million in the nine months ended September 30, 2004, and represented 9% of revenues, compared to 9% of revenues in the nine months ended September 30, 2003. For the period February 20, 2004 through September 30, 2004, NAA accounted for approximately $3 million of total general and administrative expense.

The increase in general and administrative expense for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily attributable to:

•	Outside services, accounting and auditing fees primarily arising from compliance with the Sarbanes-Oxley Act of 2002;

•	Compensation, largely due to acquiring NAA’s general and administrative employees in February 2004, annual raises and severance payments;

•	Tellabs merger related costs;

•	Depreciation resulting from increased asset base; and

•	Legal expenses related to the inclusion of NAA business matters and increased patent work.

These costs were partially offset by lower performance-based compensation as a result of not meeting internal goals, lower bad debt expense, and a reduction in litigation costs as a result of settling cases in process during 2003.

The increase in general and administrative expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to:

•	Tellabs merger related costs;

•	Outside services, accounting and auditing fees arising from compliance with the Sarbanes-Oxley Act of 2002 and work on various projects;

•	Compensation, largely due to acquiring NAA’s general and administrative employees in February 2004, annual raises and severance payments; and

•	Employee benefits, primarily due to a higher number of general and administrative employees and an increase to the workers’ compensation accrual.

These costs were partially offset by lower performance-based compensation as a result of not meeting internal goals and lower bad debt expense in 2004. The nine months ended September 30, 2003 also included a leased facility write-off and severance costs arising from the workforce reduction initiated in April 2003.

We believe we have aligned general and administrative expenses with current results of operations. We plan to continue to monitor general and administrative expenses in view of our expected future operating results.

Securities Litigation Settlement Costs. During the three months ended September 30, 2004, we settled an arbitration proceeding with a former insurer and received $6.4 million in cash. Prior to the settlement, we were notified in April 2004 that we had won an arbitration proceeding with the former insurer and on June 30, 2004, we were notified of the final award. The former insurer provided us with coverage in 1998 when several lawsuits were brought against AFC and certain former directors and officers relating to securities litigation. The former insurer refused to pay approximately $5 million in 2002 under an excess liability policy related to the covered defense costs and settlement of the class action securities lawsuit and two individual, non-class actions which were related to the consolidated securities class actions. As a result, we commenced arbitration proceedings in 2003. We were awarded approximately $5.8 million in compensatory damages and interest. In the decision, the arbitrators found the conduct of the insurer to be in bad faith, such that we were entitled to apply for attorneys’ fees and arbitration fees incurred. We recorded the $5.8 million award for the compensatory damages and interest as a reduction to operating expenses during the three months ended June 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002. The former insurer appealed the final award; however, we subsequently settled with them for $6.4 million. The $0.6 million received above the $5.8 million recorded in the three months ending June 30, 2004 represented attorneys’ fees and arbitration fees. The $0.6 million was recorded as a reduction to operating expenses during the three months ended September 30, 2004 because the original defense costs and settlements we incurred were charged to operating expense during 2002.

Amortization of Intangibles. In connection with the acquisition of intangible assets from NAA, we amortized $3.7 million of completed technology during the three months ended September 30, 2004. In connection with the acquisition of intangible assets from AccessLan Communications, Inc., or AccessLan, we amortized $0.3 million of deferred compensation, non-compete agreements and completed technology during the three months ended September 30, 2004. During the three months ended September 30, 2003, we amortized $0.3 million of deferred compensation, non-compete agreements and completed technology arising from the AccessLan acquisition.

In connection with the acquisition of intangible assets from NAA, we amortized $9.4 million of completed technology during the nine months ended September 30, 2004. In connection with the acquisition of intangible assets from AccessLan, we amortized $0.9 million of deferred compensation, non-compete agreements and completed technology during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we amortized $1.8 million of deferred compensation, non-compete agreements and completed technology arising from the AccessLan acquisition. We expect to continue amortizing the NAA intangibles through 2013 and the AccessLan intangibles through 2005.

Integration Costs. In connection with integrating NAA into AFC, we incurred $1 million and $3.5 million, respectively, in the three and nine months ended September 30, 2004, for consultants, accounting services, travel and other related costs. In connection with integrating with Tellabs, we incurred $54 thousand and $0.1 million, respectively, in the three and nine months ended September 30, 2004 for consultants and travel related costs.

In-Process Research and Development. For the nine months ended September 30, 2004, we recognized a $14 million write-off for technology that had not yet reached technological feasibility, had no alternative future use and for which successful development was uncertain. The write-off was in connection with the acquisition of NAA on February 20, 2004.

Other Income. Other income decreased to $2.2 million in the three months ended September 30, 2004, from $2.9 million in the three months ended September 30, 2003. The decrease was primarily due to liquidating a portion of the marketable securities portfolio and cash equivalents to pay for the NAA acquisition and the related decrease in interest income earned on the remaining securities.

Other income decreased to $7 million in the nine months ended September 30, 2004, from $10.1 million in the nine months ended September 30, 2003. The decrease was primarily due to liquidating a portion of the marketable securities portfolio and cash equivalents to pay for the NAA acquisition and the related decrease in interest income earned on the remaining securities. The decrease was also the result of settling the Cisco hedge contracts in 2003.

The gains generated by the hedge contracts more than offset the Cisco share losses in 2003, resulting in unrealized gains.

Income Taxes. The effective tax was 40% for the three months ended September 30, 2004 compared with the effective tax rate of 25% for the three months ended September 30, 2003. The 40% tax is based on a revision of the forecasted earnings for the remainder of the year. The effective tax rate was a benefit of 36% for the nine months ended September 30, 2004 compared with the effective tax rate of 25% for the nine months ended September 30, 2003. Both the three and nine month periods ended September 30, 2004 included a $15.9 million tax benefit relating to a tax reserve adjustment. The adjustment is related to multiple tax matters, and the reserves were established several years ago. The statute of limitations has now expired on these issues and the tax reserves have been adjusted accordingly. The rate in 2004 is attributable to several factors including reduced tax-exempt income resulting from liquidating a portion of the marketable securities portfolio for the cash purchase of NAA, a revision of the forecasted earnings for the remainder of the year, and certain costs related to the Tellabs merger, a portion of which is non-deductible for tax purposes. The lower rate in 2003 was primarily the result of investing the proceeds from the Cisco hedge contract settlements in 2003 in tax-exempt marketable securities.

Goodwill

We allocated the NAA and AccessLan purchase prices based on valuations performed by third party appraisal firms. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The amount assigned to goodwill was increased by $0.2 million as of September 30, 2004 for additional legal and auditing fees incurred in connection with the NAA acquisition. We perform goodwill impairment tests on an annual basis and between annual tests when circumstances warrant. We performed an annual impairment test during the three months ending September 30, 2004 and determined there was no impairment. As of September 30, 2004, $133.9 million in goodwill is attributable to the NAA acquisition, and $55.9 million in goodwill is attributable to the AccessLan acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating:
Amortization of acquired intangibles	$3,955	$349	$10,261	$1,793
Tellabs merger costs	502	—	4,012	—
Workforce reduction, restructuring and leased facility write-offs	25	—	1,767	5,474
In-process research and development	—	—	14,000	—
Securities litigation settlement costs	(563)	—	(6,350)	—
Non-operating:
Unrealized gains on Cisco investment	—	—	—	(1,386)

Income taxes (benefit)	(15,900)	—	(15,900)	—
Total	$(11,981)	$349	$7,790	$5,881

Three Months Ended September 30, 2004

•	$4 million in amortization of intangible assets acquired in the NAA and AccessLan acquisitions.

•	$0.5 million in investment banking, legal, accounting and other costs expensed related to the pending merger with Tellabs;

•	$25 thousand for facility write-offs stemming from a workforce reduction initiated in April 2003;

•	$(0.6) million from an arbitration proceeding settlement treated as a reduction to operating expenses; and

•	$(15.9) million for a tax benefit relating to a tax reserve adjustment.

Three Months Ended September 30, 2003

•	$0.3 million in amortization of intangible assets acquired in the AccessLan acquisition.

Nine Months Ended September 30, 2004

•	$10.3 million in amortization of intangible assets acquired in the NAA and AccessLan acquisitions;

•	$4 million in investment banking, legal, accounting and other costs expensed related to the pending merger with Tellabs;

•	$1.8 million for leased facility write-offs due in part to a workforce reduction initiated in April 2003;

•	$14 million for in-process research and development costs written off upon the acquisition of NAA;

•	$(6.4) million from an arbitration award treated as a reduction to operating expenses; and

•	$(15.9) million for a tax benefit relating to a tax reserve adjustment.

Nine Months Ended September 30, 2003

•	$1.8 million in amortization of intangible assets acquired in the AccessLan acquisition;

•	$5.5 million in expenses due in part from severance and facility closures from a workforce reduction initiated in April 2003; and

•	$1.4 million in unrealized gains on our Cisco securities holdings and related hedge contracts.

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

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	September 30,	December 31,	Increase/
	2004	2003	(Decrease)
Cash and cash equivalents	$238,150	$246,552	$(8,402)
Cisco marketable securities	194,293	250,786	(56,493)
Other marketable securities	380,665	594,230	(213,565)
Restricted cash equivalents	23,500	20,000	3,500

Cash and cash equivalents. The $8.4 million decrease was primarily the result of paying $240.9 million in cash to acquire NAA, $5.2 million in cash for related acquisition costs, a $2 million investment in a privately held company, and paying a $2 million cash PCP to Verizon for failing to timely achieve a product release milestone. Partially offsetting these decreases were the movement of $210.2 million from other marketable securities into shorter-term cash equivalents and $6.9 million in interest income during the nine months ended September 30, 2004.

Cisco marketable securities. The $56.5 million decrease was the result of market price volatility. At September 30, 2004, we owned 10.6 million shares of Cisco common stock. We acquired these shares as a result of an investment in privately held Cerent Corporation, which was merged with Cisco in 1999. In 2000, we entered into two three-year hedge contracts, pledging all of our Cisco stock to secure the obligations under these contracts. In 2003, the hedge contracts matured, and we entered into stock loan agreements with a lender, borrowing 10.6 million shares of Cisco stock to settle the hedge contracts. The fair market value of the Cisco stock loans is reflected as a current liability.

As of September 30, 2004, we had recorded an income tax receivable of $218.6 million based on the filing of our tax returns for 2003. Our returns were filed in accordance with a Private Letter Ruling that we received from the Internal Revenue Service. The ruling addressed the tax treatment of settling with borrowed shares the two hedge contracts on 10.6 million Cisco shares that matured in 2003. The cash proceeds received from the settlement were approximately $690 million. Because we used borrowed shares rather than our existing Cisco shares to settle the hedge contracts, we believe that current law allows the deferral of taxes on the gains attributable to the hedge contracts until the new Cisco stock loans are settled. The total tax liability related to the gains on the Cisco stock and hedge contracts, assuming no deferral, would have been approximately $265 million. During 2003, we paid estimated federal and state taxes net of applicable credits on the full amount of the gains because of concern that the tax authorities could challenge the tax deferral position. Payments of these taxes were accounted for on the balance sheet at the time. In response to our request, the Internal Revenue Service issued a Private Letter Ruling that was favorable to deferring taxes on the settlement of the hedge contracts with borrowed shares. Although a Private Letter Ruling from the Internal Revenue Service is not conclusive of all issues, based upon the strength of the ruling, we filed federal and state income tax returns requesting refunds that totaled $218.6 million.

We received a $201.7 million federal tax refund, which will be recorded in the three months ending December 31, 2004. We expect to receive a state tax refund of approximately $16 million sometime in the three months ending December 31, 2004. A deferred tax liability of $210.2 million has been recorded based on taxes that will be due on the hedge contract gains upon termination of our Cisco stock loans. The balance sheet reports a net deferred tax liability of $182.6 million, which is net of the deferred tax assets. We intend to maintain the stock loans for an extended period of time; however, there is no assurance that we will be able to do so.

In connection with borrowing the Cisco shares under the stock loans, we pay borrowing fees and a fee adjustment based on the average daily price of Cisco stock. The majority of the borrowing fees is expensed based on the average share price of Cisco stock during each quarter. A portion of the borrowing fees is expensed on a straight-line basis over the lives of the loans. We expect to incur approximately $1.4 million annually in borrowing fees, before taxes, to pursue our tax position.

Provisions in the Cisco stock loans contain “make-whole” fee arrangements. The make-whole fees would provide the lender with the discounted net present value of a portion of future borrowing fees. The make-whole fees are triggered if we assign the loans to another lender, or terminate and enter into a similar transaction with another lender, or we are acquired by Cisco. The make-whole fees are calculated based on the net present value, discounted at 10% per annum, of a portion of future borrowing fees due up to and including the seventh year. Based on the arithmetic average closing price of Cisco’s stock for the three months ended September 30, 2004, the make-whole fee would be $2.4 million.

Other marketable securities. The $213.6 million decrease was primarily the result of liquidating securities for cash required to purchase NAA.

Restricted cash equivalents and marketable securities. $20.4 million in restricted tax-exempt cash equivalents and marketable securities is held as collateral to back a three-year bond posted for a U.S. customer contract. The bond expires in January 2005 and guarantees our performance under the contract. The current earnings rate on these cash equivalents and marketable securities is approximately 1.195%. $3.1 million in restricted taxable cash equivalents is held as collateral for our standby letters of credit facility with our bank. The current earnings rate on these cash equivalents is approximately 1.7%. $1 million of this amount is held as collateral for a letter of credit issued to a third party that provides AFC’s workers’ compensation insurance. These restricted cash equivalents and marketable securities are recorded in other assets on the balance sheets.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Cash flows provided by operating activities	$21,101	$538,266
Cash flows used in investing activities	(52,356)	(354,239)
Cash flows provided by financing activities	22,853	26,796

Operating activities in the nine months ended September 30, 2004 provided cash, primarily due to net income offset by increases in inventories as a result of a combination of FTTP inventory build up, actual versus forecasted sales, customers’ expectations of shortened delivery timeframes and a transition to a new contract manufacturer. Non-cash activity included an increase in deferred income taxes offset by a decrease in current income taxes, depreciation and amortization, the write-off of in-process research and development and an increase in reserves for returns, rebates and credits. The nine months ended September 30, 2003 included the non-cash effect of the proceeds from the settlement of the Cisco hedge contracts. Investing activities in the nine months ended September 30, 2004 used cash primarily as a result of paying $246.1 million in cash and associated costs to acquire NAA. This was partially offset by sales and maturities of marketable securities exceeding purchases. The nine months ended September 30, 2003 used cash primarily due to purchases of marketable securities exceeding sales and maturities. Financing activities in the nine months ended September 30, 2004 provided cash as a result of stock option exercises, as did the prior year comparable period.

Performance Metrics

The following table summarizes certain performance metrics (in thousands, except days sales outstanding, or DSO, and inventory turns):

	September 30,	December 31,
	2004	2003
DSO	45	58
Inventory turns	5.9	8.9
Working capital	$682,059	$863,525

The decrease in DSO as of September 30, 2004 was the result of improved collection efficiency and revenues arising as a result of products acquired from NAA.

Inventory turns during the three months ended September 30, 2004 decreased primarily due to the increase in cost of revenues and increases in inventories. Inventories increased as a result of a combination of FTTP inventory build up, actual versus forecasted sales, customers’ expectations of shortened delivery timeframes and a transition to a new contract manufacturer.

The decrease in working capital as of September 30, 2004 was primarily the result of acquiring NAA for $240.9 million in cash and $5.2 million in associated costs, the decrease in market value of our Cisco securities and an increase in net deferred tax liabilities.

Borrowings

We maintain an uncommitted bank facility for the issuance of commercial and standby letters of credit. At September 30, 2004 we had $2.4 million in letters of credit outstanding under this facility, including $0.5 million issued as a five-year deposit on one of our leased facilities.

We maintain agreements with two banks under which we may enter into foreign exchange contracts up to $40 million. There are no borrowing provisions or financial covenants associated with these facilities. At September 30, 2004, there were no foreign exchange contracts outstanding.

Workforce Reduction

In April 2003, we announced a reduction in our workforce to reduce expenses and align our cost structure with our revised business outlook. The major components of the reduction included severance and employee related expenses, and consolidation of excess leased facilities. The following table summarizes expenditures from December 31, 2003 through September 30, 2004 related to the workforce reduction (in thousands):

	Reserve				Reserve
	Balance at				Balance at
	December				September
	31, 2003	Charges	Reductions	Reversals	30, 2004
Severance and employee- related expenses	$76	$—	$(76)	$—	$—
Excess leased facilities due to reduction in workforce	1,638	1,643	(1,002)	(221)	2,058

Total	$1,714	$1,643	$(1,078)	$(221)	$2,058

The remaining expenditures relating to the consolidation of excess leased facilities will be paid through 2009.

Stock Repurchases

We did not make any stock repurchases during the three months ended September 30, 2004.

Contractual Obligations

The following table summarizes our known contractual obligations as of September 30, 2004 that will affect our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
			1 Year or	3 Years
			More,	or More,
			But Less	But Less
		Less Than 1	Than 3	Than 5	5 Years or
Contractual Obligations	Total	Year	Years	Years	More
Cisco stock loans (1)	$194,293	$—	$—	$—	$194,293
Purchase commitments to contract manufacturers	91,816	91,816	—	—	—
Operating lease obligations	53,900	9,478	17,273	12,945	14,204
Cisco stock loans borrowing fees (1)	9,491	1,420	3,438	3,251	1,382

Total	$349,500	$102,714	$20,711	$16,196	$209,879

(1)	See below for an explanation of Cisco’s share closing prices used to calculate the contractual obligations.

We do not have contractual obligations related to:

•	Long-term debt obligations;

•	Capital lease obligations; or

•	Significant other long-term liabilities.

The Cisco stock loan obligations are repayable with 10.6 million shares of Cisco stock. There is no contractual dollar obligation under the loan agreements. We intend to settle the loans using the 10.6 million Cisco shares we own. For purposes of the contractual obligations disclosure only, we used Cisco’s share price of $18.40 as of September 24, 2004 to determine the hypothetical value of the loan obligations assuming the loans are settled in 2010.

We have purchase agreements with contract manufacturers. Under these agreements, the maximum liability for purchase commitments at September 30, 2004 was $91.8 million, of which $1 million was accrued on the balance sheet.

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

We sublease three of our facilities. The total future minimum lease payments above have not been reduced by $15 million of future sublease payments to be received under non-cancelable subleases.

The Cisco stock loans borrowing fees are partially based on Cisco’s average share price at the end of each quarter. For purposes of the contractual obligations disclosure, we used the $20.13 arithmetic average of Cisco’s share closing price during our third fiscal quarter to determine the hypothetical value of the borrowing fees assuming the loans are settled in 2010.

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

Risk Factors That Might Affect Future Operating Results and Financial Condition

You should carefully consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously impaired by any of the following risks. The trading price of our common stock could decline due to any of these risks and investors could lose part or all of their investment. In addition, if our pending merger with Tellabs is completed, the combined company will face additional risks. For information about these risks, refer to the Form S-4 registration statement and amendments thereto, filed with the SEC by Tellabs (SEC File No. 333-116794), including the disclosures under the heading “Risk Factors.” Listed below are risk factors specific to AFC.

Risks related to the pending merger transaction:

The value of Tellabs shares to be received by our stockholders will fluctuate.

Upon consummation of the merger, each share of our common stock will be converted into the right to receive 0.504 shares of Tellabs common stock and $12.00 in cash, without interest. The number of shares of Tellabs common stock to be issued pursuant to the merger for each share of our common stock is fixed. The market price of Tellabs common stock when the merger is completed may fluctuate significantly from its market price at the date of the proxy statement/ prospectus and at the date of the special meeting of AFC stockholders. Future fluctuations in the price of Tellabs common stock may be the result of various factors, including:

•	Changes in the business, operations or prospects of Tellabs or AFC;

•	General market and economic conditions; and

•	Litigation and/or regulatory developments.

Many of these factors are beyond Tellabs’ control. At the time of the special meeting, AFC stockholders will not know the exact market value of the Tellabs common stock that will be issued in connection with the merger. The value of the merger consideration to be received by AFC stockholders will fluctuate with changes in the price of Tellabs common stock. We urge our stockholders to obtain current market quotations for Tellabs and AFC common stock.

Tellabs and AFC will incur significant transaction and merger-related integration costs in connection with the merger.

Tellabs and AFC expect to incur costs associated with consummating the merger and integrating the operations of the two companies, as well as $22.5 million in transaction fees. The estimated $10.3 million of transaction costs incurred by Tellabs will be included as a component of the purchase price for purposes of purchase accounting. The amount of transaction fees expected to be incurred is a preliminary estimate and subject to change. Tellabs is in the early stages of assessing the magnitude of the integration costs that will be required and, therefore, is unable to provide an estimate of these costs at this time. Additional unanticipated costs may be incurred in the integration of the businesses of Tellabs and AFC. Although Tellabs and AFC expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on AFC and consequently on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers, distributors and others that deal with us to defer purchases or other decisions concerning AFC, or to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger or termination of the merger agreement. See the section titled “The Merger Agreement — Covenants” of Tellabs’ Amendment No. 2 to Form S-4 for a description of the restrictive covenants applicable to AFC.

Failure to complete the merger will subject us to financial risks and could cause our stock price to decline.

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•	Under the merger agreement, we could be required to pay Tellabs up to $10 million as reimbursement of expenses relating to the merger, and a termination fee of $44.45 million if either party terminates the merger agreement where the AFC board of directors has withdrawn, qualified, amended or modified its recommendation of the merger adversely to Tellabs or if we sign a letter of intent, agreement in principle, acquisition agreement or similar agreement for or consummate another acquisition transaction within 12 months of the termination. These fees could deter another interested party from seeking to negotiate such a transaction with AFC after termination;

•	As a result of investors’ expectations regarding the merger, our stock price may decline to the extent that our shares are trading at a higher level than they might have been in the absence of the merger;

•	Customers, suppliers and others may believe that we cannot compete effectively in the marketplace without the merger;

•	Costs related to the merger, such as legal and accounting fees and a portion of our investment banking fees, must be paid even if the merger is not completed;

•	The benefits that we expect to realize from the merger would not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•	The diversion of management attention and the possible disruption of our relationships with employees, customers and other business partners between the signing of the merger agreement and its termination, may make it difficult for our company to regain its financial and market position if the merger does not occur.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside our control. These factors include, but are not limited to:

•	Telecommunications market conditions and general economic conditions;

•	The level of capital spending and financial strength of our customers;

•	Changes in revenues, cost of revenues and gross margins resulting from changes in our sales and distribution mix;

•	Changes in revenues, cost of revenues and gross margins resulting from variations in the mix of products sold;

•	Our ability to successfully reduce the cost of certain FTTP components to achieve positive gross profit margins;

•	Our ability to successfully introduce new technologies and products ahead of our competitors;

•	Introductions or announcements of new products by our competitors;

•	The timing, size and mix of the orders we receive;

•	Adequacy of supplies for key components and assemblies;

•	Financial strength of our customers and vendors;

•	Our ability to effectively and efficiently produce and ship orders promptly on a price-competitive basis;

•	Our ability to accurately forecast and execute our strategy and operating plans;

•	Our ability to integrate and operate acquired businesses and technologies; and

•	Changes in accounting rules, such as expensing employee stock option grants.

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

BellSouth and Sprint accounted for 36.7% and 21%, respectively, of revenues in the three months ended September 30, 2004. Sprint and Alltel accounted for 37.3% and 12.5%, respectively, of revenues in the three months ended September 30, 2003. BellSouth and Sprint accounted for 29% and 23.6%, respectively, of revenues in the nine months ended September 30, 2004. Sprint and Alltel accounted for 33.7% and 13%, respectively, of revenues in the nine months ended September 30, 2003. No other customer accounted for 10% or more of revenues in any of these periods. Sales to our top five customers accounted for 73% of revenues in the nine months ended September 30, 2004, an increase from 65% in the same period a year ago. We anticipate that results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. This dependence may increase due to our strategy of growing several large accounts. There can be no assurance that significant existing customers will continue to purchase products from us at current levels, if at all.

In the event that a significant existing customer merges with another company, there can be no assurance that such customer will continue to purchase our products. The loss of one or more significant existing customers or a decrease in the level of purchases from these customers could result in a decrease in revenues and net income, an increase in excess and obsolete inventory, and increase our dependency on our remaining significant customers. Although Alltel continues to purchase products from us, our contract with them, which did not include purchase commitments, expired by its terms as of September 6, 2004. We are currently in negotiations with Alltel for a new sales and distribution contract, but can give no assurance if or when we will enter into a new contract.

Sprint and Alltel are distribution subsidiaries of Sprint Corporation and Alltel Corporation, respectively. These subsidiaries distribute our products to their respective affiliates for deployment in their own networks and resell our products to third party IOC customers. Historically, we believe that products representing approximately 20% to 35% of our sales to Sprint and Alltel have been sold to IOC customers.

In mid-June 2004 Verizon informed us that it believes our failure to deliver product features by specified milestone dates, for which we have paid a PCP in the amount of $2 million to Verizon in the three months ended March 31, 2004, and our failure to subsequently deliver some of these product features in accordance with our corrective plans, constitute a default and a breach of our obligations under our agreement with Verizon. Verizon has reserved all of its legal rights and remedies under the agreement, which include termination of the agreement without the required advance notice, pursuing claims against AFC for costs and other damages caused by the breach and canceling previously placed orders. Further, the breach allegation and any resulting termination of the contract or claim against AFC could hurt our reputation and our standing with other RBOCs. We believe that the FTTP project with Verizon is still intact and note that Verizon has continued to order a range of products, including FTTP systems, following its notice of default. As indicated above, we did not meet the product release milestone on June 30, 2004 (which Verizon anticipated in its mid-June letter to us) for which we accrued a $1 million PCP payment to Verizon and subsequently paid in the three months ending December 31, 2004. The accrual was treated as a reduction to revenue during the three months ended June 30, 2004. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

Goodwill arising from acquisitions may become impaired and result in significant impairment write downs charged to our operating results. As of September 30, 2004, we had $189.8 million in goodwill related to the acquisitions of NAA in February 2004 and AccessLan in 2002. The effect of an impairment write down could harm our business, financial condition and results of operations.

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

Our future operating results will be impacted by whether new products and solutions, including AdvancedVoice, AFC FiberDirect, TelcoVideo, UniversalDSL and DISC*S are widely deployed by operators, the actual timing and quantity of orders for our solutions, growth in demand for broadband services, and our ability to gain market share and experience growth. In January 2004, we signed a multiyear agreement with Verizon, to be the primary FTTP project vendor in providing the central office and premises electronics, also known as the active elements of FTTP technology. We are incurring costs and expenses associated with preparation for the deployment of our FTTP systems and we are generating revenues from the FTTP systems. Our revenues and expenses are affected by the degree to which Verizon invests in FTTP systems and the timing of any such investment.

The FTTP systems are comprised of various components. Our revenue and profitability are affected by the timing and mix of components in the deployment of FTTP systems and mix of customers. One component of the FTTP systems, the Single Family ONT, or ONT, will be sold at a negative gross profit margin until volume increases and unit costs decline. An ONT is deployed at a residence as a network interface device for connecting fiber to services in the home. Although revenue could increase as a result of expected increased shipments of ONTs towards the end of the year, gross margins are expected to decrease since we expect that sales of ONTs at negative margins will constitute a larger portion of revenue than in previous periods. We expect that the amount of ONTs shipped over the next year will have a significant impact on near term gross profit margins and overall financial results. We anticipate an operating loss during the fourth quarter of 2004 as a result of the ONT negative margins, coupled with increasing operating expenses, primarily due to research and development initiatives and planned year end employee hiring, and Tellabs merger-related transaction costs. We have an active remediation program in place to address the profitability of the ONT component. Failure to achieve adequate positive gross profit margins on the ONT component will have an adverse affect on overall gross profit margins, operating income and net income.

Further, we have failed to meet various key milestones in a timely manner under our agreement with Verizon for which we have paid or accrued a total of $3 million in penalties in the nine months ended September 30, 2004. These penalty payments were accounted as a corresponding reduction in revenue in the quarter they are incurred. Our future revenues, gross profit and net income will be affected by the degree to which Verizon invests in FTTP systems, the mix of products ordered, the timing of any such investment and our ability to meet key milestones and avoid penalty payments under our agreement.

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

In our work with large customers such as RBOCs, our agreements may contain provisions for PCPs that are tied to key milestones related to the availability of product releases containing certain product features. Completion of such milestones requires timely and successful R&D efforts, and on converting the results of those R&D efforts into usable, cost effective products. R&D efforts involve large and complicated projects, which rely in part on the work of third parties over which we have limited control, and on which there can be no assurance of success. For example, our agreement with Verizon to provide FTTP systems has several provisions requiring PCPs for failure to meet key milestones or provide product features by specified dates. FTTP has been part of our product development roadmap since 2001, and the majority of the product supplied under the contract is currently developed FTTP equipment. While we have met a number of these milestones on time, we have also failed to meet some milestones. We have paid or accrued a total of $3 million in PCPs to Verizon for two milestones during the nine months ended September 30, 2004. These penalty payments were accounted as a corresponding reduction in revenue in the quarter they are incurred. We could experience an offset to revenues and reduced net income in future quarters due to penalties imposed under such agreements as a result of failures to comply with strict contractual terms.

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

Government actions will continue to have a direct impact on the telecommunications industry and our business. From a regulatory standpoint, we believe the Federal Communications Commission’s, or FCC’s, Triennial Review Order encourages long-term investment in broadband networks and migration to FTTP-based services by reducing the incumbent carriers’ unbundling obligations for broadband facilities. The Court of Appeals for the D.C. Circuit upheld those portions of the FCC’s Order when they were challenged on appeal. In addition, the U.S. Supreme Court denied cert petitions from the competitive carriers and some States challenging the D.C. Circuit Court of Appeals’ decision. The FCC, moreover, has taken several steps since the release of the Triennial Review Order to further reduce or eliminate unbundling obligations for incumbent carriers’ broadband facilities. The FCC on reconsideration decided to treat primarily residential fiber-to-Multi-Dwelling Units (fiber-to-MDUs) and FTTC the same as fiber-to-the-home (FTTH), which means there is no unbundling obligation for greenfield deployments using these deep fiber architectures. In addition, the FCC used its forbearance authority to hold that where broadband unbundling is eliminated under Section 251 of the Federal Communications Act (as it is for FTTH,

FTTC and fiber-to-MDUs), then the separate unbundling obligation imposed on the RBOCs under Section 271 of the Federal Communications Act will not be applied.

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

International sales accounted for 11% and 15% of our revenues in the nine months ended September 30, 2004 and 2003, respectively. International sales have fluctuated in absolute dollars and are expected to continue to fluctuate in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a Cisco shares liability for 10.6 million shares of Cisco common stock borrowed and outstanding at September 30, 2004. The following table shows the changes in fair value of the Cisco shares liability arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $18.40 closing price at September 24, 2004, the last trading day of our third fiscal quarter, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares liability	$155,434	$194,293	$233,152

We have a Cisco shares asset for 10.6 million shares of Cisco common stock as of September 30, 2004. The following table shows the changes in fair value of the Cisco shares arising from a hypothetical 20% increase or decrease in Cisco’s stock price. Based on the $18.40 closing price at September 24, 2004, the amounts were (in thousands):

	Valuation -20%	No change	Valuation +20%
Cisco shares asset	$155,434	$194,293	$233,152

We have foreign currency sales to two international customers. When circumstances warrant, we hedge foreign currency risk on certain accounts receivable and accounts payable with forward contracts that generally expire within 60 days. These forward currency contracts are not designated as hedges and changes in the fair value of the forward contracts are recognized immediately in earnings.

At September 30, 2004, we held a $3.3 million investment in a privately held company. The investment represents 2% ownership of the company on a fully diluted basis. The company designs and manufactures telecommunications equipment. We began investing in the company in 1999. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company have been in general release for a limited time. This company is also subject to risks resulting from uncertain standards for new products and competition. If these products fail to generate customer interest, the value of the company would likely decline and could result in impairment of our investment. Additionally, macroeconomic conditions and an industry capital spending slowdown are affecting the availability of venture capital funding, and the valuations of private companies. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

At September 30, 2004, we held a $2 million investment in a privately held company. The investment represents 7% ownership of the company on a fully diluted basis. The company is a supplier of optical components. We maintain this investment on a cost basis and do not have the ability to exercise significant influence over the company’s operations. Our investment carries risk because the products of this company are specialized and have a limited market. We could lose our entire investment in this company and be required to record a charge to operations for any loss. Our ability to earn a return on this investment is largely dependent on the occurrence of an initial public offering, merger, or sale of the company.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that AFC’s disclosure controls and procedures provided reasonable assurance that the objectives of the control systems for which they were designed were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31	Certifications.

32	Furnished Statements of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED FIBRE COMMUNICATIONS, INC.
Date: November 3, 2004	By:	/s/ Keith E. Pratt
		Name:	Keith E. Pratt
		Title:	Chief Financial Officer, Senior Vice President, Finance and Administration and Assistant Secretary (Duly Authorized Signatory and Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description
31	Certifications.

32	Furnished Statements of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350.